Form 10-K
period 2025-01-31
MIND TECHNOLOGY, INC
filed 2025-04-25
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025

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

As of July 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,569,835 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2025
Common Stock, $0.01 par value per share	7,969,421	shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of MIND Technology, Inc. for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of January 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MIND TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) for the fiscal year ended January 31, 2025 (“fiscal 2025”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

Item 1. Business

MIND Technology, Inc. (“MIND” and, together with its consolidated subsidiaries, the “Company”, “we”, “us” and “our”), a Delaware corporation, was incorporated in 1987. We provide technology to the oceanographic, hydrographic, seismic and maritime security industries. Headquartered in The Woodlands, Texas, MIND has a global presence with key operating locations in the United States, Singapore, Malaysia and the United Kingdom.

Effective with the sale of our Klein Marine Systems, Inc. subsidiary (“Klein”) in August 2023, during our fiscal year ended January 31, 2024 ("fiscal 2024"), we operate in one segment, Seamap Marine Products.

Our Seamap Marine Products business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment. Our Klein Marine Products business consisted of Klein, which designed, manufactured and sold high performance side scan sonar systems.

We are focusing on our strategy to emphasize our Seamap business following the decision to exit the Leasing Business and dispose of the Klein Marine Products segment. This strategy is based on the following vision for MIND:

•	become known as a provider of innovative technology and products to the oceanographic, hydrographic, seismic and maritime security industries; and

•	leverage our various technologies, products and services to create new products and address new markets, as well as seek out opportunities to add new technologies and products.

We are primarily focused on three markets within the broader marine products space, Marine Exploration, Marine Survey and Maritime Security. Customers within these market segments include marine survey companies, seismic survey contractors, non-military governmental organizations, research institutes, and operators of port facilities and other offshore installations.

The discontinued operations of the Klein Marine Product segment included all the activities of Klein which had been conducted from a location in Salem, New Hampshire.

Our products and equipment are utilized in a variety of geographic regions throughout the world, which are described under “Customers, Sales, Backlog and Marketing.”

Seamap Marine Products Business –

Seamap designs, manufactures and sells a broad range of products for the oceanographic, hydrographic and marine seismic industries. Seamap’s primary products include the GunLink™ seismic source acquisition and control systems, commonly referred to as “energy source controllers”, and the BuoyLink™ RGNSS(“relative global navigation satellite system”) positioning system, and SeaLink™ marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). Applications for these technologies include marine seismic surveys related to energy exploration and alternative energy projects, as well as other resources, ocean bottom surveys and various research activities. We have not yet generated revenue from maritime security applications of this technology; however, we believe our hydrophone and solid streamer technologies are well suited to maritime security applications.

Discontinued Operations –

Klein primarily designed, manufactured and sold side scan sonar systems for the oceanographic, hydrographic and maritime security industries on a world-wide basis. Klein’s family of sonar products were used in a variety of applications including hydrographic surveys, naval mine counter measure operations, search and recovery operations, ocean bottom profiling and other underwater object detection operations.

Seismic Technology

Data generated from digital seismic recording systems and peripheral equipment is used in a variety of marine applications, including hydrographic surveys, civil engineering operations, mining surveys and in the search for and development of oil and gas reserves. In addition, marine seismic sensors can be used in a number of security applications, such as anti-submarine warfare. Users of marine seismic technology include marine seismic contractors, marine survey operators, research institutes and governmental entities.

The acoustic sensors, or hydrophones, and streamer systems used in seismic applications can also be utilized in developing passive and active sonar systems. Such technology is widely used in maritime security and defense applications, such as maritime security and anti-submarine warfare.

Business and Operations

Seamap Marine Products Business –

Through our Seamap Marine Products business, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, and maritime security industries. We have developed certain of our technology and have acquired other technology through the purchase of businesses or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.

Seamap’s primary products include: (1) the GunLink seismic source acquisition and control systems, which are designed to provide operators of marine seismic surveys more precise monitoring and control of energy sources; (2) the BuoyLink RGNSS positioning system, which is used to provide precise positioning of marine seismic energy sources and streamers; (3) Sleeve Gun energy sources and (4) the SeaLink towed seismic streamer system. We have developed a specific configuration of SeaLink to address ultra high-resolution, 3-dimensional surveys (“UHR3D”) which we believe is very effective for ocean bottom surveys in connection with construction activities. Seamap’s other products include streamer weight collars, depth transducers, pressure transducers, air control valves and source array systems. In addition to selling complete products, Seamap provides spare and replacement parts related to the products it sells. Seamap also provides certain services related to its products as well as certain products of others. These services include repair, training, field service operations and umbilical terminations.

We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. To support our Seamap product lines, we have a production facility in Malaysia that provides manufacturing and repair services. The facility in Malaysia is in relatively close proximity to our Singapore facility.

Components for our marine products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore, Malaysia and Texas.

Spectral Ai and Software –

Prior to the sale of Klein, we developed a data handling and automatic target recognition (“ATR”) software system designed specifically for Klein side scan sonar systems which we refer to as Spectral Ai™. Under the terms of the Klein sale, we retained ownership of the intellectual property associated with Spectral Ai and entered into a licensing agreement and collaboration agreement with Klein and the purchaser of Klein, General Oceans AS.  Pursuant to these agreements, we will jointly promote the licensing of Spectral Ai to customers of Klein, for which we will receive recurring licensing fees. Revenues from these arrangements have been immaterial to date.

Key Agreements

We have a limited number of agreements for the distribution or representation of our products. These agreements are generally cancellable upon a notice period ranging from one to three months.

Customers, Sales, Backlog and Marketing

In fiscal 2025 and 2024, our single largest customer accounted for approximately 36% and 21%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 73% of our consolidated revenues in fiscal 2025. The loss of any one of our largest customers or a sustained decrease in demand by any of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”

As of January 31, 2025, our Seamap Marine Products business had a backlog of orders amounting to approximately $16.9 million, which is a decrease of approximately 56% from the $38.4 million reported at January 31, 2024. We expect a substantial portion of the backlog of orders as of January 31, 2025, to be fulfilled during the fiscal year ending January 31, 2026 (“fiscal 2026”).

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

We participate in both domestic and international trade shows and expositions to inform the appropriate industries of our products and services.

A summary of our revenues from continuing operations from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2025	2024
United States	$2,478	$1,086
China	17,720	7,668
Norway	21,956	14,385
Turkey	634	5,216
Singapore	366	2,192
Canada	—	1,882
Other	3,709	4,081
Total Non-United States	44,385	35,424
Total	$46,863	$36,510

The net book value of our property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2025	2024
United States	$384	$200
United Kingdom	104	60
Singapore	92	147
Malaysia	310	411
Total Non-United States	506	618
Total	$890	$818

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

Employees

As of January 31, 2025, we employed approximately 146 people on a full-time basis, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory. For additional information regarding the risks associated with our employees, see Item 1A-”Risk Factors.”

Intellectual Property

The products designed, manufactured, and sold by our Seamap business utilize significant intellectual property that we have developed or purchased from others. Our internally developed intellectual property consists of product designs, trade secrets and patent applications. We have acquired certain United States and foreign patents related to energy source controllers, hydrophone and other technologies. We believe these acquired intellectual property rights will allow us to incorporate certain design features and functionality in future versions of our GunLink and Sealink product lines, as well as other products. We believe the pertinent patents to have a valid term through at least 2028.

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

We typically sell equipment to a relatively small number of customers, the composition of which changes from year to year as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2025 and 2024, our single largest customer accounted for approximately 36% and 21%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 73% of our consolidated revenues in fiscal 2025. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The demand for our government-related services is generally driven by the level of government program funding. The state of the economy, competing political priorities, public funds and the timing of payment of these funds may influence the amount and timing of spending by our customers who are government agencies. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

As of January 31, 2025, we had approximately $12.1 million of gross customer accounts receivable, of which approximately $4,000 was over 180 days past due. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. As of January 31, 2025, we had an allowance for credit losses of approximately $332,000 related to accounts receivable from continuing operations. For fiscal 2025 and fiscal 2024, we had no charges to our provision for credit losses. Significant payment defaults by our customers in excess of our allowance for credit losses would have a material adverse effect on our financial position and results of operations.

We derive the majority

of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. Our international operations include locations in Malaysia, Singapore, and the United Kingdom. For fiscal 2025 and 2024, approximately 95% and 97%, respectively, of our revenues were attributable to customers in foreign countries.

Our international operations are subject to a number of risks inherent to any business operating in foreign countries, and especially those with emerging markets. Such risks include, among others:

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

•

unfavorable labor regulations, tax policies, tariffs, trade restrictions, or economic sanctions, enacted by the United States or foreign countries, which could have an adverse effect on our ability to conduct business in and expatriate profits;

•

environmental conditions and regulatory controls or initiatives, which may be additional to or more stringent than requirements in the United States and which may not be consistently applied or enforced;

•

regulations, laws or emergency measures taken or imposed by the United States or foreign state and local governments and municipalities in response to emergency or crisis situations, including natural disasters or pandemics, which could have an adverse effect on our business, our customers or our operations.

•	potential expropriation, seizure, nationalization or detention of assets;

•	difficulty in repatriating foreign currency received in excess of local currency requirements; and

•	civil uprisings, riots and war, which can make it unsafe to continue operations, adversely affect both budgets and schedules and expose us to losses;

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

Some of our products are subject to export control regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). We are also subject to foreign assets control and economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), which restrict or prohibit our ability to transact with certain foreign countries, individuals and entities. Under these regulations, the sale or transfer of certain equipment to a location outside the United States may require prior approval in the form of an export license issued by the BIS. Some potential international transactions may also be restricted or prohibited based on the location, nationality or identity of the potential end user, customer or other parties to the transaction or may require prior authorization in the form of an OFAC license. Any delay in obtaining required governmental approvals could affect our ability to conclude a sale or timely commence a project, and the failure to comply with all such controls could result in criminal and/or civil penalties, including fines, imprisonment, denial of export privileges and debarment from contracting with the federal government. These international transactions may otherwise be subject to tariffs and import/export restrictions from the United States or other governments.

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

We may rely on contractors and subcontractors for certain projects, which could affect our results of operations and reputation.

We may rely on contractors and subcontractors to complete or assist us with completion of certain projects, primarily research and development projects. The quality and timing of production and services by our contractors and subcontractors is not totally under our control. Reliance on contractors and subcontractors gives us less control over a project and exposes us to significant risks, including late delivery, substandard quality and high costs. In addition, we may be jointly and severally liable for a contractor or subcontractor’s actions or contract performance. The failure of our contractors or subcontractors to deliver quality products or services in a timely manner could adversely affect our profitability and reputation.

Increases in tariffs, trade restrictions, or taxes on our supplies and products could have an adverse impact on our business.

We purchase a portion of our supplies from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the supplies that we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the United States and Canada, Mexico and other countries have escalated recently. Trade tensions have led to a series of tariffs imposed by the United States on imports from China, as well as retaliatory tariffs imposed by China on imports from the United States. Additionally, the current Trump presidential administration has announced plans to impose broad-based tariffs on imports from Canada and Mexico and countries in the European Union. If supplies we purchase from China and other international suppliers become subject to tariffs, our operation costs could increase. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in United States trade policies, tariffs, taxes, export restrictions or other trade barriers or restrictions, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase supplies, which could have a material adverse effect on our business, results of operations or financial conditions. The majority of our imports are made in Singapore and Malaysia and, therefore, are not directly impacted by the current and proposed tariffs or trade restriction involving the United States.

We face significant inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. In fiscal 2025 we recorded inventory obsolescence charges of approximately $68,000 compared to approximately $341,000 in fiscal 2024. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking components in order to avoid shortages, excesses or obsolete inventory. Demand for components, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and they may not be returnable. We carry a broad selection and significant inventory levels of certain components, and we may be unable to sell them in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

We have competitors who provide similar products and services, some of which have substantially greater financial resources than our own. There are also several smaller competitors that, in the aggregate, generate significant revenues from the sale of products similar to those we offer. Some competitors may offer a broader range of instruments and equipment for sale than we do and may offer financing arrangements to customers on terms that we may not be able to match. In addition, new competitors may enter the market and competition could intensify. We cannot assure you that revenue from our products will continue at current volumes or prices if current competitors or new market entrants introduce new products with better features, performance, price or other characteristics than our products. Competitive pressures or other factors may also result in significant price competition that could have a material adverse effect on our results of operations.

Our revenues are subject to fluctuations that are beyond our control, which could materially adversely affect our results of operations in a given financial period.

Projects awarded to and scheduled by our customers can be delayed or canceled due to factors that are outside of their control, which can affect the demand for our products and services. These factors include the following:

•	inclement weather conditions, natural disasters or pandemics;

•	difficulties in obtaining permits and licenses;

•	labor or political unrest;

•	availability of required equipment;

•	security concerns;

•	budgetary or financial issues;

•	macroeconomic and industry conditions; and

•	delays in payments to our customers from their clients.

We may require capital to finance expansion. If we cannot access additional capital, we may not be able to grow our business.

We may seek to access additional capital from entering into a sale/lease transaction regarding our Huntsville, Texas facility, by entering into other borrowing arrangement or by issuing debt or equity securities.

As of January 31, 2025, under our Amended and Restated Articles of Incorporation, we are authorized to issue up to 40,000,000 shares of our Common Stock and 2,000,000 shares of Preferred Stock, of which 7,969,421 shares of Common Stock and zero shares of Preferred Stock are issued and outstanding. We cannot predict the availability, size or price of any future issuances of Common Stock or Preferred Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities or our ability to raise additional capital through stock issuances. Any additional issuances of Common Stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company.

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

From time to time, we may require access to working capital to meet overhead costs and operational expenditures, to finance inventory purchases, or to provide letters of credit or bankers’ guarantees to certain customers. For the past several years we have not had a credit facility in place. There is no assurance that we will be able to negotiate a credit facility or continue to meet working capital needs with cash generated from our operations, or the sale of debt or equity securities. The majority of our revenues are generated by Seamap Pte. Ltd., our Singapore-based subsidiary, and therefore the majority of our accounts receivable and inventory are located in Singapore.  This limits the ability for U.S.-based financial institutions to provide asset backed financing to us.  Additionally, many financial institutions in Singapore require partial local ownership in order to provide financing.  These factors limit our access to certain conventional sources of working capital financing. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, or seek additional capital, which may not be available on terms acceptable to us, or at all. Our inability to generate or access working capital could have a material adverse effect on our operations and financial condition.

Our long-lived assets may be subject to impairment.

We periodically assess our long-lived assets, including intangible assets, for impairment. If the future cash flows anticipated to be generated from these assets fall below net book value, we may be required to write down the value of our long-lived assets. If we are forced to write down the value of our long-lived assets, these noncash asset impairments could negatively affect our results of operations in the period in which they are recorded. See the discussion included in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates."

Failure to comply with anti-bribery statutes, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”), could result in fines, criminal penalties, and other sanctions, and may adversely affect our business and operations.

The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We and our local partners operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. If we are found to be liable for violations under such anti-bribery laws, either due to our acts or omissions or due to the acts or omissions of others, including our local or strategic partners, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, results of operations or financial condition. In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under such anti-bribery laws, which could adversely affect our reputation and the market for our shares. We also may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. law and regulations prohibit us from using.

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

We are subject to stringent governmental laws and regulations both in the United States and in foreign countries relating to worker safety and health, protection of the environment and natural resources, and the handling of chemicals and materials used in our manufacturing processes as well as the recycling and disposal of wastes generated by those processes. For additional information regarding costs and liabilities associated with environmental or worker safety and health matters, see Item 1 - “Business - Governmental Environmental Regulation.” Compliance with or continuing to be subject to these applicable laws and regulations could have a material adverse effect on our business, financial condition or results of operations. In addition, increased environmental regulation of oil and gas exploration and production activities, whether in the United States or in any of the other countries in which our customers operate could cause them to incur increased costs or restrict, delay or cancel drilling, exploration or production programs or associated hydraulic fracturing activities, which in turn could result in reduced demand for our products and services and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

In the United States, the U.S. Congress and the U.S. Environmental Protection Agency (“EPA”), in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”). These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, permitting, and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the U.S. Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from certain new or significantly modified facilities emitting large volumes of GHGs together with other criteria pollutants. In addition, the EPA has adopted regulations requiring monitoring and annual reporting of GHG emissions from certain sources, including, among others, certain onshore and offshore oil and natural gas production facilities. Many of the other countries where we and our customers operate, including Canada and various countries in Europe, have adopted or are considering similar GHG reduction measures. Such measures, or any similar future proposals, have the potential to increase costs for the oil and gas industry, which in turn could result in reduced demand for the products and services we provide.

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

We may seek to grow through acquisitions and our failure to properly plan and manage those acquisitions may adversely affect our performance.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. If the banks where we hold deposits were to experience a failure, any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Risks Related to Human Capital Management

We expect to develop and expand the size of our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of January 31, 2025, we had approximately 146 employees and we expect to increase our number of employees and expand the scope and location of our operations. To manage our anticipated development, expansion and incurrence of additional expenses, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Members of our management team may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

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

We may issue securities with rights senior to that of our Common Stock in liquidation which could dilute or negatively affect the value of such securities.

In order to raise additional capital, in the future, we may issue other debt securities or equity securities with a liquidation preference senior to that of our Common Stock. In the event of our liquidation, the lenders and holders of such senior debt or equity securities could receive a distribution of our available assets before distributions to the holders of our Common Stock. The issuance of these securities could dilute or negatively affect the value of our Common Stock.

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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness is identified and not remediated, or if significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, the Company’s consolidated financial statements may contain material misstatements and the Company could be required to restate its financial results. The failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and in a timely manner or to detect and prevent fraud and could also cause a loss of investor confidence and decline in the market price of the Company’s Common Stock. See further discussion in Item 9A.- “Controls and Procedures.”

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock, $0.01 par value per share (the "Common Stock") is traded on NASDAQ under the symbol “MIND.” As of April 21, 2025, there were approximately 3,400 beneficial holders of our Common Stock.

Dividend Policy

We have not paid any cash dividends on our Common Stock since our inception and our Board of Directors (the "Board") does not contemplate the payment of cash dividends on our Common Stock in the foreseeable future. In the future, our payment of dividends on our Common Stock will depend on the amount of funds available, our financial condition, capital requirements and such other factors as our Board of Directors may consider.

At the virtual Special Meeting of Preferred Stockholders held on August 29, 2024, our preferred stockholders approved an amendment (the “Amendment”) to our Certificate of Designations, Preferences and Rights of 9.00% Series A Cumulative preferred stock, to provide that, at the discretion of the Board deciding to file the Amendment with the Secretary of State of the State of Delaware at any time prior to October 31, 2024, each share of 9.00% Series A Cumulative Preferred Stock, $1.00 par value per share (the “Preferred Stock”) would be converted (the “Conversion”) into 3.9 shares of Common Stock upon the effective time of the Amendment. On August 30, 2024, the Board elected to proceed with the Conversion by filing the Amendment with the Delaware Secretary of State. Effective on September 4, 2024, all outstanding shares of Preferred Stock were converted into Common Stock and retired.  The Company issued approximately 6,600,000 shares of Common Stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods. The Common Stock issued was recorded at its market value at the date of issuance less transaction costs related to the conversion. The excess of the carrying value of the Preferred Stock over the market value of the Common Stock issued, which amounted to approximately $14.8 million, was credited directly to accumulated deficit and is reflected in the calculation of earnings per share attributable to common stockholders.

As of January 31, 2025, we had deposits in foreign banks equal to approximately $4.8 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our worldwide Seamap Marine Products business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment.

Revenue from the Seamap Marine Products business relates to sales of Seamap products, which operates from locations near Bristol, United Kingdom; Huntsville, Texas; Johor, Malaysia and in Singapore. The majority of our revenues are contracted through our Singapore subsidiary, Seamap Pte Ltd.  The majority of manufacturing activity is performed, and therefore the majority of our material purchases are made, by Seamap Pte Ltd or our Malaysian subsidiary, Seamap (Malaysia) Sdn Bhd.

The discontinued operations of the Klein Marine Products business related to sales of Klein products, which operated from Salem, New Hampshire.

Management believes that the performance of our continued operations is indicated by revenues from sales of products and by gross profit from those sales and the operating profit for those operations. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information of our continuing operations:

	Year Ended January 31,
	2025	2024
	(in thousands)
Revenues:
Sale of marine technology products	$46,863	$36,510
Cost of sales:
Sale of marine technology products	$25,896	$20,539
Gross profit	$20,967	$15,971
Operating expenses:
Selling, general and administrative	$11,291	$12,142
Research and development	$1,914	$2,133
Depreciation and amortization	$944	$1,178
Total operating expenses	$14,149	$15,453
Operating income	$6,818	$518

	Year Ended January 31,
	2025	2024
	(in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA from continuing operations
Net income	$5,074	$274
Interest expense, net	—	634
Depreciation and amortization	944	1,516
Provision for income taxes	1,984	1,355
EBITDA	8,002	3,779
Income from discontinued operations net of depreciation and amortization	—	(1,729)
Stock-based compensation	235	261
Adjusted EBITDA from continuing operations (1)	$8,237	$2,311
Reconciliation of Net Cash Provided by (Used In) Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$651	$(4,967)
Stock-based compensation	(235)	(261)
Provision for inventory obsolescence	(68)	(341)
Changes in accounts receivable (current and long-term)	5,253	3,318
Interest paid	—	634
Taxes paid, net of refunds	1,654	847
Gain on sale of other equipment	457	476
Gain on sale of Klein	—	2,343
Changes in inventory	441	3,601
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,811	(2,744)
Changes in prepaid expenses and other current and long-term assets	(1,897)	847
Other	(65)	26
EBITDA(1)	$8,002	$3,779

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

Within our Seamap business, we design, manufacture and sell a variety of products used primarily in oceanographic, hydrographic, seismic and maritime security industries. Seamap’s primary products include (i) the GunLink seismic source acquisition and control systems; (ii) the BuoyLink RGNSS positioning system used to provide precise positioning of seismic sources and streamers and (iii) SeaLink marine sensors and solid streamer systems (collectively, the “SeaLink” product line or “towed streamer products”). These towed streamer products are primarily designed for three-dimensional, high-resolution marine surveys in survey and exploration applications.

The discontinued operations of our Klein business designed, manufactured, and sold side scan sonar and water-side security systems to commercial, governmental, and military customers throughout the world.

Business Outlook

Our financial results during fiscal year 2025 improved significantly when compared to fiscal 2024.

We have continued to experience significant inquiries and bid activity for our Seamap Marine products. As of January 31, 2025, our backlog of firm orders for Seamap Marine Products was approximately $16.9 million, which is a decrease of approximately 56% from the $38.4 million reported at January 31, 2024. In addition, we continue to pursue a number of other significant opportunities and expect to secure additional orders, primarily for delivery in fiscal 2026 and beyond. Subsequent to January 31, 2025 we received orders totaling approximately $15.9 million, which amounts are not included in our backlog as of January 31, 2025. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly. We believe our backlog as of January 31, 2024 provided visibility that allowed for improved production efficiency which in turn contributed to our improved results.  Nonetheless, we believe there are other production efficiencies which can be obtained and could contribute to improved operating margins in fiscal 2026.

Despite improving results, our operations continue to be impacted by the following factors:

•	Extended lead times for key components.

•	Requirements for advanced payments from some vendors for key components.

•	Delays and uncertainties in the timing of orders due to customer delivery requirements.

Based on our current backlog of orders, pipeline of other prospects and continued product inquiries, and current production and delivery schedules, we expect revenue in fiscal 2026 to be comparable with fiscal 2025. If fiscal 2026 revenue is in-line with our expectations, we believe the Company will report net income and positive EBITDA for fiscal 2026. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

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

Specific applications within those markets include sea-floor survey, mineral and geophysical exploration and maritime security. We have existing technology and products that meet the needs in such markets -

•	Marine seismic equipment, such as GunLink and BuoyLink; and

•	Acoustic arrays, such as SeaLink

We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In response, we have initiated certain strategic initiatives in order to exploit the perceived opportunities including the following:

•	Product and production process refinements which would allow us to pursue larger projects for Sea Link systems;

•	Adaption or development of acoustic array technology for passive sonar arrays for use in maritime security applications;

•	Development of internally produced components in place of components currently sourced from third parties; and

•	Enhanced capabilities for existing products.

We believe that the above initiatives expand our addressable markets and provide opportunities for further growth in our revenues; however, none have produced material revenue to date.

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

General inflation levels have increased recently due in part to supply chain issues and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. These factors can be expected to have a negative impact on our costs; however, the magnitude of such an impact cannot be accurately determined. In response to these cost increases, in the first quarter of fiscal 2025, we increased the pricing for most of our products. The amount of the increase varied by product and ranged from approximately 5% to 10%.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described below.

Results of Continuing Operations

For fiscal 2025 and 2024, we recorded operating income of approximately $6.8 million and $518,000, respectively. The improvement in operating results was driven primarily by significant increases in revenue for the Seamap product lines in addition to cost-saving efforts implemented in the current and prior fiscal year.

Revenues and cost of sales from continued operations were as follows:

	Year Ended January 31,
	2025	2024
	(in thousands)
Sale of marine technology products	$46,863	$36,510
Cost of sales	25,896	20,539
Gross profit	$20,967	$15,971
Gross profit margin	45%	44%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. A significant portion of our revenues result from “after market” activity such as spare parts, training, repairs and field service. In Fiscal 2025 and Fiscal 2024 approximately 37% and 45%, respectively of our revenue related to these activities. Our gross profit margin increased in fiscal 2025 as compared to fiscal 2024 due to higher overhead absorption from higher revenues and improved production efficiencies.  This improvement was despite an increase in warranty costs in Fiscal 2025 to approximately $900,000 versus approximately $400,000 in Fiscal 2024.

Operating Expenses

Selling, general and administrative expenses for fiscal 2025 amounted to approximately $11.3 million, compared to approximately $12.1 million in 2024. The year-over-year decrease of approximately 7% is primarily the result of reductions in headcount, compensation expense and other administrative costs due to cost reduction initiatives implemented throughout fiscal 2024 and fiscal 2025.

Research and development costs were approximately $1.9 million in fiscal 2025 as compared to approximately $2.1 million in fiscal 2024. The majority of these costs relate to the development of a next generation streamer system and related activities.

We did not record a provision for credit losses in fiscal 2025 or fiscal 2024. On January 31, 2025, and 2024, we had trade accounts and note receivables over 180 days past due of approximately $4,000 and $51,000, respectively. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time to time and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2025,  2024 and 2023, our allowance for credit losses receivable for continuing operations amounted to approximately $332,000.

Depreciation and amortization expense relates primarily to the depreciation of furniture and fixtures, office and manufacturing equipment and the amortization of intangible assets. Depreciation and amortization expense was approximately $944,000 and $1.2 million for fiscal 2025 and 2024, respectively.  The decrease in depreciation and amortization expense in fiscal 2025 is due primarily to tangible and intangible assets becoming fully depreciated during the current fiscal year.

We periodically evaluate the recoverability of our long-lived assets. As of January 31, 2025, we performed a qualitative analysis of our long-lived assets and determined that there were no indicators of impairment for fiscal 2025.

Other Income and Expense

In fiscal 2025, we recorded other income of approximately $240,000, consisting primarily of gain from the sale of other assets. In fiscal 2024, we recorded other expense of approximately $280,000, consisting of interest expense of approximately $675,000 related to the $3.75 million loan that was repaid, in full, in conjunction with the sale of Klein, partially offset by gains from sale of assets.

Provision for Income Taxes

Our provision for income taxes for continuing operations for fiscal 2025 was approximately $2.0 million compared to approximately $1.3 million for fiscal 2024. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss from continuing operations before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily in Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

Results of Discontinued Operations

Revenues and cost of sales from discontinued operations were comprised of the following:

	Year Ended January 31,
	2025	2024
	(in thousands)
Revenues:
Sales of Klein Equipment	—	3,315
	—	3,315
Cost of sales:
Cost of sales	—	1,979
Gross profit	—	1,336
Operating expenses:
Selling, general and administrative	—	2,022
Depreciation and amortization	—	338
Total operating expenses	—	2,360
Operating loss	—	(1,024)
Other income, including $2.3 million gain on sale of Klein	—	2,415
Income before income taxes	—	1,391
Provision for income taxes	—	(17)
Net income	—	1,374

In the third quarter of fiscal 2024, we sold the Klein business and therefore present those operations as discontinued operations.

In fiscal 2024, we recognized approximately $2.3 million of gain on the sale of Klein.

We recorded provision for income taxes of approximately $17,000 related to the discontinued operations of Klein in fiscal 2024. The tax provision for the discontinued operations of Klein relates to state income tax and varies from the expected provision based on the U.S. statutory rate due to the proration of profit and loss allocable to the state taxing jurisdiction.

Liquidity and Capital Resources

The Company had a history of generating operating losses and negative cash from operating activities and had relied on cash from the sale of lease pool equipment, Preferred Stock and Common Stock for the past several years. However, the Company’s operating results improved significantly in fiscal 2025 as compared to fiscal 2024 and prior years, generating net income from operations and positive Adjusted EBITDA for the fiscal year ended January 31, 2025. In addition, the Company sold its Klein business on August 21, 2023, generating net proceeds of approximately $7.3 million after settlement of closing cost and all outstanding amounts due and owed, including principal, interest, and other charges, on the Company’s $3.75 million loan. The sale of Klein increased the Company’s working capital and improved its liquidity situation.

As of January 31, 2025, the Company had working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.

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

In addition, management believes there are additional factors and actions available to the Company to address liquidity concerns, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $23.5 million as of January 31, 2025, including cash of approximately $5.3 million.

•	In the last nine months of fiscal 2025, the Company generated approximately $5.4 million in cash flow from operating activities, including approximately $2.1 million in the fourth quarter.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in an effort to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated two executive level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company has a backlog of orders from continuing operations of approximately $16.9 million as of January 31, 2025, compared to approximately $26.2 million as of October 31, 2024, and $38.4 million as of January 31, 2024. However, the Company has received additional orders totaling approximately $15.9 million subsequent to January 31, 2025. Production for certain of these orders was in process and included in inventory as of January 31, 2025, thereby reducing the liquidity needed to complete the orders.

•

At the virtual Special Meeting of Preferred Stockholders held on August 29, 2024, our preferred stockholders approved an amendment to our Certificate of Designations, Preferences and Rights of 9.00% Series A Cumulative preferred stock, to provide that, at the discretion of the Board deciding to file the Amendment with the Secretary of State of the State of Delaware at any time prior to October 31, 2024, each share of Preferred Stock would be converted into 3.9 shares of Common Stock upon the effective time of the Amendment. On August 30, 2024, the Board elected to proceed with the Conversion by filing the Amendment with the Delaware Secretary of State. Effective on September 4, 2024, all outstanding shares of Preferred Stock were converted into Common Stock and retired.  The Company issued approximately 6,600,000 shares of Common Stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods. The Common Stock issued was recorded at its market value at the date of issuance less transaction costs related to the conversion. The excess of the carrying value of the Preferred Stock over the market value of the Common Stock issued, which amounted to approximately $14.8 million, was credited directly to accumulated deficit and is reflected in the calculation of earnings per share attributable to common stockholders.

•

Upon filing of this Annual Report on Form 10-K the Company expects to become eligible to utilize form S-3 and intends to file a shelf registration statement on this form.  This will provide the Company the ability to efficiently raise additional capital should the need arise.

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

As of April 23, 2025, under our Amended and Restated Certificate of Incorporation, we have 40,000,000 shares of Common Stock are authorized, of which 7,969,421 are currently outstanding and approximately 30,000 are reserved for issuance pursuant to our Amended and Restated Stock Awards Plan, leaving approximately 32,000,000 available for future issuance.

Due to the rising level of sales and production activities, there are increasing requirements for purchases of inventory and other production costs. Additionally, due to component shortages and long-lead times for certain items there are requirements in some cases to purchase items well in advance. Furthermore, some suppliers require prepayments in order to secure some items. All of these factors combine to impact the Company’s working capital requirements. Furthermore, Management believes there are opportunities to increase production capacity and efficiencies. However, some of these opportunities may require investments such as production equipment or other fixed assets. If we are unable to meet suppliers demands, we may not be able to produce products and fulfill orders from our customers.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Year Ended January 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$651	$(4,967)
Net cash provided by investing activities	20	11,018
Net cash used in financing activities	(619)	(1,535)
Effect of changes in foreign exchange rates on cash and cash equivalents	(5)	(5)
Net increase in cash and cash equivalents	$47	$4,511

Cash Provided by (Used In) Operating Activities. Cash provided by operating activities amounted to approximately $651,000 in fiscal 2025, compared to cash used in operations of approximately $5.0 million in fiscal 2024. In fiscal 2025, the primary source of cash provided by operating activities was the increase in net income of approximately $5.1 million.

Cash Flows From Investing Activities. Cash provided by investing activities during fiscal 2025 decreased approximately $11 million from fiscal 2024, due primarily to proceeds from the sale of Klein totaling approximately $11.5 million in fiscal 2024.

Cash Flows From Financing Activities. Net cash used in financing activities during fiscal 2025 consisted of approximately $619,000 of transaction costs associated with the conversion of the Preferred Stock. Net cash used in financing activities during fiscal 2024 consisted of approximately $946,000 of Preferred Stock dividend payments and approximately $589,000 of net outflows related to the borrowing and repayment of a short-term loan.

As of January 31, 2025, we have no funded debt and no obligations containing restrictive financial covenants. On February 2, 2023, we entered into a $3.75 million Loan and Security Agreement (“the Loan”). The Loan was due February 1, 2024, and bore interest at 12.9% per annum, payable monthly. However, the interest due through maturity and an origination fee equal to $240,000 were withheld from the proceeds issued by the Lender.  The Loan was secured by mortgages on certain real estate owned by the Company and contained terms customary with this type of transaction, including representations, warranties, covenants, and reporting requirements. The terms of the Loan also allowed for prepayment at any time without penalty.  On August 22, 2023, following the sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, with respect to the Loan were repaid, in full.

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

We have determined that, due to the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of January 31, 2025. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of January 31, 2025, we had deposits in foreign banks equal to approximately $4.8 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Critical accounting estimates made by us in the accompanying consolidated financial statements relate to the allowances for inventory obsolescence.

Critical accounting estimates are those that are most important to the portrayal of a company’s financial position and results of operations and require management’s subjective judgment. Below is a brief discussion of our critical accounting estimates.

Inventory Obsolescence

We value our inventory based on our cost. We adjust the value of our inventory to the extent we determine that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, we may use estimates of future demand for our products to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. Our estimates related to inventory obsolescence are subject to uncertainty because we estimate future demand for our products based on historical activity which may not be an accurate indicator due to factors beyond our control and subject to change and variation. For fiscal 2025, we increased our inventory obsolescence reserve for continuing operations by approximately $6,000. In fiscal 2024 we increased our inventory obsolescence reserve for continuing operations by approximately $316,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2025, at the reasonable assurance level.

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

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, we had a material weakness in our controls over financial reporting because the Company performed less-than-complete physical inventory at year-end because it placed reliance on other compensating controls during the year, including cycle counts and controls involving receipt and disbursement of inventory. However, due to the material value of inventory items not counted at yearend, management determined that reliance on other compensating controls was insufficient to ensure there is not a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected in a timely manner.

Remediation of the Prior Year Material Weakness in Internal Control over Financial Reporting

During fiscal 2025, management implemented our previously disclosed remediation plan that included conducting a complete, wall to wall, inventory count to ensure the existence of inventory as of January 31, 2025.

In connection with its assessment of the effectiveness of our internal control over financial reporting as of January 31, 2025, our management, including our principal executive officer and principal financial officer, concluded that the material weakness involving the Company’s control over the existence of inventory at its subsidiary location in Singapore has been remediated as of January 31, 2025.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there was no change in our system of internal control over financial reporting during the fiscal year ended January 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2025.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2025.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2025.

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

Exhibit Number	Document Description	Form	Exhibit Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.5	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020	3.2
4.1†	Description of Securities

Exhibit Number	Document Description	Form	Exhibit Reference
10.1*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	Appendix A
10.2*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	Appendix A
10.3*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Form S-8 filed with the SEC on September 5, 2019.	4.5
10.4*	Third Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 28, 2021.	Appendix A
10.5*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.3
10.6*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.4
10.7*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.5
10.8*	Form of Restricted Stock Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.1
10.9*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.2
10.10*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.4
10.11*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.5

Exhibit Number	Document Description	Form	Exhibit Reference
10.12*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.6
10.13*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.7
10.14*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.8
10.15*	Summary of Non-Employee Director Compensation	Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on April 29, 2022	10.15
10.16*	Employment Agreement between the Company and Robert P. Capps, dated September 11, 2017	Current Report on Form 8-K, filed with the SEC on September 15, 2017.	10.1
10.17*	Employment Agreement between the Company and Mark A Cox, dated January 24, 2025	Current Report on Form 8-K, filed with the SEC on January 24, 2025.	10.1
14.1†	Code of Ethics.
19.1†	Insider Trading Policy
21.1†	Subsidiaries of MIND Technology, Inc.
23.1†	Consent of Moss Adams LLP
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Robert P. Capps, Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
97.1†	Clawback Policy

Exhibit Number	Document Description	Form	Exhibit Reference
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April 2025.

MIND TECHNOLOGY, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date
/s/ ROBERT P. CAPPS	President, Chief Executive Officer and Director	April 25, 2025
Robert P. Capps	(Principal Executive Officer)

/s/ MARK A. COX	Vice President and Chief Financial Officer	April 25, 2025
Mark A. Cox	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 25, 2025
Peter H. Blum

/s/ THOMAS S. GLANVILLE	Director	April 25, 2025
Thomas S. Glanville

/s/ WILLIAM H. HILARIDES	Director	April 25, 2025
William H. Hilarides

/s/ ALAN P. BADEN	Director	April 25, 2025
Alan P. Baden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors

MIND Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MIND Technology, Inc. (the “Company”), as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Houston, Texas

April 25, 2025

We have served as the Company’s auditor since 2017.

MIND TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,336	$5,289
Accounts receivable, net of allowance for credit losses of $332 at January 31, 2025 and 2024	11,817	6,566
Inventories, net	13,745	13,371
Prepaid expenses and other current assets	1,217	3,113
Total current assets	32,115	28,339
Property and equipment, net	890	818
Operating lease right-of-use assets	1,320	1,324
Intangible assets, net	2,308	2,888
Deferred tax asset	87	122
Total assets	$36,720	$33,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,558	$1,623
Deferred revenue	189	203
Customer deposits	1,603	3,446
Accrued expenses and other current liabilities	1,245	2,140
Income taxes payable	2,473	2,114
Operating lease liabilities - current	577	751
Total current liabilities	8,645	10,277
Operating lease liabilities - non-current	743	573
Total liabilities	9,388	10,850
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; no shares issued and outstanding at January 31, 2025 and 1,683 shares issued and outstanding at January 31, 2024	—	37,779
Common stock $0.01 par value; 40,000 shares authorized; 7,969 and 1,406 shares issued at January 31, 2025 and 2024, respectively	80	14
Additional paid-in capital	135,666	113,121
Accumulated deficit	(108,448)	(128,307)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	27,332	22,641
Total liabilities and stockholders’ equity	$36,720	$33,491

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2025	2024
Revenues:
Sale of marine technology products	$46,863	$36,510
Cost of sales:
Sale of marine technology products	25,896	20,539
Gross profit	20,967	15,971
Operating expenses:
Selling, general and administrative	11,291	12,142
Research and development	1,914	2,133
Depreciation and amortization	944	1,178
Total operating expenses	14,149	15,453
Operating income	6,818	518
Other income (expense)	240	(280)
Income from continuing operations before income taxes	7,058	238
Provision for income taxes	(1,984)	(1,338)
Income (loss) from continuing operations	5,074	(1,100)
Income from discontinued operations, net of income taxes	—	1,374
Net income	$5,074	$274
Gain on Preferred Stock conversion	$14,785	$—
Preferred stock dividends - declared	—	(946)
Preferred stock dividends - undeclared	(2,256)	(2,842)
Net income (loss) attributable to common stockholders	$17,603	$(3,514)
Net (loss) income per common share - Basic and diluted
Continuing operations	$4.32	$(3.48)
Discontinued operations	$—	$0.98
Net income (loss) attributable to common stockholders	$4.32	$(2.50)
Basic	4,078	1,406
Diluted	4,078	1,406

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended January 31,
	2025	2024
Net income	$5,074	$274
Comprehensive income	$5,074	$274

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended January 31, 2024 and 2025
	Common Stock		Preferred Stock

							Retained	Accumulated
					Additional		Earnings	Other
					Paid-In	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total
Balances, January 31, 2023	1,599	16	1,683	37,779	129,721	(16,863)	(127,635)	34	23,052
Net income	—	—			—	—	274	—	274
Preferred stock dividends	—	—	—	—	—	—	(946)	—	(946)
Retirement of treasury stock	(193)	(2)	—	—	(16,861)	16,863	—	—	—
Stock-based compensation	—	—	—	—	261	—	—	—	261
Balances, January 31, 2024	1,406	14	1,683	37,779	113,121	—	(128,307)	34	22,641
Net income	—	—	—	—	—	—	5,074	—	5,074
Preferred stock conversion	6,563	66	(1,683)	(37,779)	22,310	—	14,785	—	(618)
Stock-based compensation	—	—	—	—	235	—	—	—	235
Balances, January 31, 2025	7,969	80	—	—	135,666	—	(108,448)	34	$27,332

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,074	$274
Depreciation and amortization	944	1,516
Stock-based compensation	235	261
Gain on sale of Klein	—	(2,343)
Provision for inventory obsolescence	68	341
Gross profit from sale of other equipment	(457)	(476)
Deferred tax expense (benefit)	35	(153)
Changes in:
Accounts receivable	(5,246)	(3,343)
Unbilled revenue	(7)	25
Inventories	(441)	(3,601)
Income taxes receivable and payable	360	635
Accounts payable, accrued expenses and other current liabilities	45	(334)
Prepaid expenses and other current and long-term assets	1,897	(847)
Deferred revenue	(1,856)	3,078
Net cash provided by (used in) operating activities	651	(4,967)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(290)
Sale of other assets	457	476
Proceeds from the sale of Klein, net	—	10,832
Net cash provided by investing activities	20	11,018
Cash flows from financing activities:
Net proceeds from short-term loan	—	2,947
Payment on short-term loan	—	(3,750)
Refund of prepaid interest on short-term loan	—	214
Preferred stock conversion transaction costs	(619)	—
Preferred stock dividends	—	(946)
Net cash used in financing activities	(619)	(1,535)
Effect of changes in foreign exchange rates on cash and cash equivalents	(5)	(5)
Net increase in cash and cash equivalents	47	4,511
Cash and cash equivalents, beginning of period	5,289	778
Cash and cash equivalents, end of period	$5,336	$5,289

The accompanying notes are an integral part of these consolidated financial statements.

MIND Technology, Inc.

Notes to Consolidated Financial Statements

1. Organization, Liquidity and Summary of Significant Accounting Policies

Organization—MIND Technology, Inc., a Delaware corporation (the “Company”), was incorporated in 1987. The Company, through its wholly owned subsidiaries, Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd, collectively “Seamap”, designs, manufactures and sells a broad range of proprietary products for the oceanographic, hydrographic and marine seismic  industries with product sales and support facilities based in Singapore, Malaysia, the United Kingdom and the state of Texas. Prior to August 21, 2023, the Company, through its wholly owned subsidiary Klein Marine Systems, Inc. (“Klein”), designed, manufactured and sold a broad range of proprietary products for the oceanographic, hydrographic, defense and maritime security industries from its facility in the state of New Hampshire. Effective August 21, 2023, the Company sold Klein and presented the financial results reported as discontinued operations (see Note 2 – “Sale of a Subsidiary and Discontinued Operations” for additional details).

As of January 31, 2025, the Company had working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, compared to working capital of approximately $18.1 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2024. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company owned real property, and potentially securing a credit facility or some other form of financing.

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

Revenue Recognition of Service Agreements—In some cases the Company provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. The Company may also provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for fiscal 2025 and 2024 were not material and as a result are not presented separately in the financial statements.

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

Impairment—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management.

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. For fiscal 2025 and 2024, warranty expense was approximately $900,000 and $400,000, respectively.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the allowance for credit losses, inventory obsolescence, lease liabilities, valuation allowance on deferred tax assets, the evaluation of uncertain tax positions, estimated depreciable lives of fixed assets and intangible assets, impairment of fixed assets and intangible assets, assessment of warranty reserve balances and the valuation of stock options. Future events and their effects cannot be perceived with certainty. Accordingly, these accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from these estimates.

Substantial judgment is necessary in the determination of the appropriate levels for the Company’s inventory reserve because the Company must make assumptions about the future use and fit for purposefulness of certain inventory items. As a result, the Company’s inventory reserves could change in the future, and such change could be material to the financial statements taken as a whole. The Company must also make judgments with respect to quantitative analysis prepared in conjunction with impairment analysis related to intangible assets.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, accounts and contracts receivable and accounts payable.

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

The Company does not have any assets or liabilities that it measures at fair value on a recurring basis. the Company measures the fair values of intangibles and other long-lived assets on a non-recurring basis if required by impairment tests applicable to these assets. Based on the results of our qualitative reviews, no quantitative tests were applicable during fiscal years 2025 and 2024.

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

Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding Common Stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding Common Stock warrants. For fiscal 2025 and 2024, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

Year Ended
January 31,
	2025	2024
(in thousands)
Stock options	—	—
Restricted stock	—	—
Total dilutive shares	—	—

For fiscal 2025 and 2024, respectively, potentially dilutive common shares, were immaterial and did not change the calculation of diluted income (loss) per share for those periods.

2. Sale of a Subsidiary and Discontinued Operations

On August 21, 2023, the Company sold Klein pursuant to a Stock Purchase Agreement (the “SPA”) with General Oceans AS (“the Buyer"). In connection with the SPA, the Company granted the Buyer a license to its Spectral Ai software suite (“Spectral Ai”). The license is exclusive to the Buyer as it relates to side scan sonar. The Company and the Buyer also entered into a collaboration agreement for the further development of Spectral Ai and potentially other software projects. The foregoing transactions contemplated by the SPA are referred to as the “Sale of Klein”. The aggregate consideration to the Company consisted of a cash payment of $10.8 million, resulting in a gain of approximately $2.3 million. The SPA contained customary representation and warranties. On August 22, 2023, following the closing of the Sale of Klein, all outstanding amounts due and owed, including principal, interest, and other charges, under the Loan were repaid in full and the Loan was terminated, and all liens and security interests granted thereunder were released and terminated (see Note 11 - "Notes Payable" for additional details). As a result of the sale, there are no assets or liabilities and the results of operations are reported as discontinued operations for the years ended  January 31, 2024.

The results of operations from discontinued operations for the twelve months ended January 31, 2025 and 2024, consist of the following:

	Twelve Months Ended January 31,
	2025	2024
Revenues:	(in thousands)
Revenue from discontinued operations	$—	$3,315
Cost of sales:
Cost of discontinued operations	—	1,979
Operating expenses:
Selling, general and administrative	—	2,022
Depreciation and amortization	—	338
Total operating expenses	—	2,360
Operating loss	—	(1,024)
Other income, including $2.3 million gain on sale of Klein	—	2,415
Income before income taxes from discontinued operations	—	1,391
Provision for income taxes from discontinued operations	—	(17)
Net income from discontinued operations	—	1,374

The significant operating and investing noncash items and capital expenditures related to discontinued operations are summarized below:

	Twelve Months Ended January 31,
	2025	2024
	(in thousands)
Depreciation and amortization	$—	$338
Gain on sale of Klein	$—	$2,343

3. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for our annual periods beginning February 1, 2024 and interim periods within fiscal years beginning February 1, 2025. The adoption of this standard only impacted our disclosures. See Note 17- "Segment Reporting" for additional details.

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

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Twelve Months Ended January 31,
	2025	2024
	(in thousands)
Total revenue recognized at a point in time	$45,189	$35,556

Total revenue recognized over time	$1,674	$954
Total revenue from contracts with customers	$46,863	$36,510

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers:

	Twelve Months Ended January 31,
	2025	2024
Revenue from contracts with customers:	(in thousands)
United States	$2,478	$1,086
China	17,720	7,668
Norway	21,956	14,385
Turkey	634	5,216
Singapore	366	2,192
Canada	—	1,882
Other	3,709	4,081
Total revenue from contracts with customers	$46,863	$36,510

Performance Obligations

The revenue from products manufactured and sold by our Seamap business is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, from time to time our Seamap business provides repair and maintenance services, or performs upgrades, on customer-owned equipment in which case revenue is recognized over time. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMA”) to customers who have an active license for software embedded in Seamap products. The revenue from SMA is recognized over time, with the total value of the SMA amortized in equal monthly amounts over the life of the contract. The duration of SMA contracts is one year or less. We do not have elements of variable consideration within these contracts.

As of  January 31, 2025 and January 31, 2024, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For fiscal 2025 and fiscal 2024, we did not recognize revenue from performance obligations satisfied in a prior periods.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. At January 31, 2023, our trade accounts receivable was approximately $3.2 million net of approximately $332,000 of allowance for credit losses.

Contract liabilities decreased by approximately $1.9 million during fiscal 2025 due primarily to recognition of revenue during the year.

As of January 31, 2025 and 2024 contract assets and liabilities consisted of the following:

	January 31, 2025	January 31, 2024
Contract Assets:	(in thousands)
Contract assets, beginning balance	$26	$2
Revenue accrued	$20	$26
Amounts billed	(26)	(2)
Total unbilled revenue	$20	$26
Contract Liabilities:
Contract liabilities, beginning balance	$3,649	$359
Deferred revenue and customer deposits	$1,526	$3,614
Revenue recognized	(3,383)	(324)
Total deferred revenue & customer deposits	$1,792	$3,649

With respect to the disclosures above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

5. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for fiscal 2025 and 2024 were as follows (in thousands):

	Year Ended January 31,
	2025	2024
Interest paid	$—	$634
Income taxes paid, net	1,654	847

6. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2025	2024
Raw materials	$8,485	$8,730
Finished goods	3,980	2,463
Work in progress	2,817	3,709
Cost of inventories	15,282	14,902
Less allowance for obsolescence	(1,537)	(1,531)
Net inventories	$13,745	$13,371

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2025	2024
Furniture and fixtures	9,246	8,868
Autos and trucks	227	287
Land and buildings	997	997
Cost of property and equipment	10,470	10,152
Less accumulated depreciation	(9,580)	(9,334)
Net book value of property and equipment	$890	$818

Depreciation expense on property, plant and equipment was approximately $306,000 for fiscal 2025, and approximately $383,000 for fiscal 2024.

Location of property and equipment (in thousands):

	As of January 31,
	2025	2024
United States	$384	$199
United Kingdom	104	60
Singapore	92	147
Malaysia	310	412
Net book value of property and equipment	$890	$818

8. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia and The United Kingdom.

Lease expense for the twelve months ended  January 31, 2025 and 2024 was approximately $860,000 and $831,000, respectively, and was recorded as a component of operating income. Included in these costs was short-term lease expense of approximately $26,000 and $8,000 for the twelve months ended January 31, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases as of  January 31, 2025 and 2024 was as follows (in thousands):

	As of January 31,
Lease	2025	2024
Assets
Operating lease right-of-use assets	$1,320	$1,324

Liabilities
Operating lease liabilities	$1,320	$1,324

Classification of lease liabilities
Current liabilities	$577	$751
Non-current liabilities	743	573
Total Operating lease liabilities	$1,320	$1,324

Lease-term and discount rate details as of  January 31, 2025 and 2024 were as follows:

	As of January 31,
Lease term and discount rate	2025	2024
Weighted average remaining lease term (years)
Operating leases	1.39	1.40

Weighted average discount rate:
Operating leases	14%	13%

Supplemental cash flow information related to leases on  January 31, 2025 and 2024 was as follows (in thousands):

	As of January 31,
Lease	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(987)	$(831)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$834	$409

Maturities of lease liabilities on  January 31, 2025 and 2024 were as follows (in thousands):

	As of January 31,
	2025	2024
2026	$718	$753
2027	526	343
2028	275	235
2029	35	232
2030	—	34
Thereafter	—	—
Total payments under lease agreements	$1,554	$1,597

Less: imputed interest	(234)	(273)
Total lease liabilities	$1,320	$1,324

9. Intangible Assets

Intangible assets consisted of the following:

		January 31, 2025			January 31, 2024
	Weighted
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	1/31/2025	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	3.9	$7,472	$(5,501)	1,971	$7,473	$(5,053)	2,420
Customer relationships	—	4,884	(4,884)	—	4,884	(4,852)	32
Patents	0.9	2,540	(2,269)	271	2,540	(2,190)	350
Trade name	1.3	134	(121)	13	134	(108)	26
Other	0.1	481	(428)	53	426	(366)	60
Amortizable intangible assets		$15,511	$(13,203)	$2,308	$15,457	$(12,569)	$2,888

The Company did not record impairment of intangible assets during fiscal years 2025 and 2024.

Aggregate amortization expense was approximately $638,000 and $795,000 for fiscal 2025 and fiscal 2024, respectively. As of January 31, 2025, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal year ending January 31:
2026	$565
2027	379
2028	315
2029	213
2030	213
Thereafter	623
Total	$2,308

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2025	2024
Wages and benefits	255	686
Accrued commissions and professional fees	295	537
Accrued inventory	103	651
Accrued warranty costs	360	6
Other	232	260
Accrued Expenses and Other Liabilities	$1,245	$2,140

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

12. Stockholders’ Equity

At the virtual Special Meeting of Preferred Stockholders held on August 29, 2024, our preferred stockholders approved an amendment to our Certificate of Designations, Preferences and Rights of 9.00% Series A Cumulative preferred stock, to provide that each share of 9.00% Series A Cumulative Preferred Stock, $1.00 par value per share (the “Preferred Stock”) shall be converted into 3.9 shares of common stock, $0.01 par value per share (the “common stock”) upon the election of our Board of Directors. On September 4, 2024, all outstanding shares of Preferred Stock were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding Preferred Stock dividends, including undeclared dividends from previous periods. The common stock issued was recorded at its market value at the date of issuance less transaction costs related to the conversion. The excess of the carrying value of the preferred stock over the market value of the common stock issued, which amounted to approximately $14.8 million, was credited directly to accumulated deficit and is reflected in the calculation of earnings per share attributable to common stockholders.

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

The Company has 40,000,000 shares of Common Stock authorized, of which 7,969,421 and 1,405,779 were issued as of January 31, 2025 and 2024, respectively.

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

14. Income Taxes

	Year Ended January 31,
	2025	2024
	(in thousands)
Income (loss) from continuing operations before income taxes is attributable to the following jurisdictions:
Domestic	$(6,049)	$(8,075)
Foreign	13,107	8,313
Total	$7,058	$238
The components of income tax expense (benefit) for continuing operations were as follows:
Current:
Domestic	$2	$—
Foreign	1,947	1,489
	1,949	1,489
Deferred:
Domestic	—	—
Foreign	35	(151)
	35	(151)
Income tax expense	$1,984	$1,338

The following is a reconciliation of expected to actual income tax expense for continuing operations:

	Year Ended January 31,
	2025	2024
	(in thousands)
Federal income tax at 21%	$1,482	$50
Taxes created by return to provision adjustments to prior year temporary differences	110	146
Global intangible low tax income ("GILTI") inclusion	2,449	1,653
Permanent differences	61	90
Foreign effective tax rate differential	(429)	(218)
Valuation allowance on deferred tax assets	(1,903)	(528)
Excess tax deficiency for share-based payments under ASU 2016-09	149	150
Other	65	(5)
	$1,984	$1,338

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$24,613	$26,895
Tax credit carry forwards	334	944
Stock option book expense	581	766
Allowance for credit losses	98	107
Inventory	475	594
Accruals not yet deductible for tax purposes	113	130
Fixed assets	63	80
Intangible assets	948	523
Disallowed interest expense	98	227
Other	945	1,033
Gross deferred tax assets	28,268	31,299
Valuation allowance	(28,181)	(31,177)
Deferred tax assets	87	122
Deferred tax liabilities:
Other	—	—
Deferred tax liabilities	—	—
Unrecognized tax benefits	—	—
Total deferred tax liabilities, net	—	$—

The Company has determined that, due to the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2025, are not deemed indefinitely reinvested outside of the United States. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2025.

Included in deferred tax assets is approximately $581,000 related to stock-based compensation, including non-qualified stock options. Recent market prices for the Company’s Common Stock remain below the exercise price of a number of options outstanding as of January 31, 2025. Should the market price of the Company’s Common Stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2025, the Company has recorded valuation allowances of approximately $28.2 million related to deferred tax assets . These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. These net operating loss carry forwards are subject to limitation and future expiration. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

On  January 31, 2025, the Company had tax credit carry forwards of approximately $334,000, which amounts can be carried forward through at least 2027.

As of January 31, 2025, and 2024 the company had no unrecognized tax benefits attributable to uncertain tax positions.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2019, through 2025. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2017, through 2025. The Company’s Singapore income tax returns are subject to examination by the Singapore tax authorities for fiscal years ended January 31, 2017, through 2025. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2018 through January 31, 2025.

15. Commitments and Contingencies

Purchase Obligations—On  January 31, 2025 and January 31, 2024, the Company had approximately $4.7 million and $11.7 million in purchase orders outstanding, respectively.

16. Stock Option Plans

At January 31, 2025, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2025 and 2024 was approximately $235,000 and $261,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation.  The weighted average grant-date fair value of options granted during fiscal 2025 was $4.24. There were no options granted during fiscal 2024. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

Year Ended January 31,
2025
Risk free interest rate	3.54%-4.47%
Expected life (in years)	5.52-6.87
Expected volatility	66% -82%
Expected dividend yield	0.00%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during fiscal 2025 and 2024.

The Company has share-based awards outstanding under the MIND Technology, Inc. Stock Awards Plan (“the Plan”). Stock options granted and outstanding under the Plan generally vest evenly over three years and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s Common Stock on the option grant date. As of January 31, 2025, there were approximately 30,000 shares available for grant under the Plan. The Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued upon vesting for restricted stock and upon exercise for options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding, January 31, 2024	358	$27.99	5.07	$—
Granted	418	5.90
Exercised	—	—
Forfeited	(7)	13.14
Expired	(148)	33.76
Outstanding, January 31, 2025	621	$11.93	7.93	$—
Exercisable at January 31, 2025	183	$26.13	3.66	$—
Nonvested at January 31, 2025	438	$6.00	9.72	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2025. This amount changes based upon the market value of the Company’s Common Stock. No options were exercised during fiscal 2025 and 2024. The fair value of options that vested during the fiscal years ended  January 31, 2025 and 2024 was approximately $695,000 and $517,000, respectively. For fiscal 2025 and fiscal 2024 approximately 160,000 and 75,000 options vested, respectively.

As of January 31, 2025, there was approximately $1.6 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.9 years.

As of  January 31, 2025, and January 31, 2024, there was no unvested restricted stock.

17. Segment Reporting

Prior to August 22, 2023, the Company operated in two segments, Seamap and Klein. On August 21, 2023, the Company completed the Sale of Klein. (see Note 2-"Sale of a Subsidiary and Discontinued Operations" for additional details). As a result, at January 31, 2025, Seamap is the Company’s sole reporting segment.

Seamap Marine Products - Our Seamap Marine Products segment provides the following:

•	GunLink seismic source acquisition and control systems
•	BuoyLink relative global navigation satellite positioning systems
•	SeaLink marine sensors and solid streamer systems

Our Seamap Marine Products segment provides services and products, including engineering, repairs and software licensing, utilized in marine exploration, marine survey and maritime security for marine survey companies, seismic survey contractors, research institutes, non-military government organizations and operators of port facilities and other offshore installations.

Our CODM is our chief executive officer. Our CODM analyzes each segment's performance using revenue and operating income. Inter-company revenue and expenses have been eliminated in the reported revenue and operating income. Our CODM uses revenue and operating income in the annual budgeting and forecasting process and considers these on a monthly basis when making determinations on the allocation of resources.

Financial information by business segment is set forth below net of any allocations (in thousands):

	Year Ended January 31,
	2025			2024
	Seamap Marine Products	Corporate Expenses	Consolidated	Seamap Marine Products	Corporate Expenses	Consolidated
Revenues	$46,863	$-	$46,863	$36,510	$-	$36,510
Cost of sales	25,896	-	25,896	20,539	-	20,539
Selling, general and administrative	6,293	4,998	11,291	5,807	6,335	12,142
Research and development	1,610	304	1,914	1,595	538	2,133
Depreciation and amortization expense	926	18	944	1,160	18	1,178
Operating income (loss)	12,138	(5,320)	6,818	7,409	(6,891)	518
Capital expenditures	416	21	437	287	3	290

Corporate selling, general and administrative expense primarily includes payroll of corporate personnel, directors fees, professional services, rental expense, and certain insurance expense.

The following table presents a reconciliation of operating income (loss) to income from continuing operations before income taxes (in thousands):

	As of January 31,
	2025	2024
Seamap Marine Products	12,138	7,409
Corporate Expenses	(5,320)	(6,891)
Operating income	6,818	518

Interest income (expense)	4	(634)
Other income	236	354
Income from continuing operations before income taxes	7,058	238

Total assets by business segment is set forth below (in thousands):

	Year Ended January 31,
Assets	2025	2024
Seamap Marine Products	$35,740	$32,526
Corporate	980	965
Total Assets	$36,720	$33,491

Revenue

During the fiscal year ended January 31, 2025, two Seamap Marine Products customers individually exceeded 10% of total revenue in the amounts of approximately $16.9 million and $10.1 million. During the fiscal year ended  January 31, 2024, three Seamap Marine Products customers individually exceeded 10% of total revenue, in the amounts of approximately $7.6 million, $7.1 million and $5.1 million.

Depreciation and Amortization Expense

Depreciation expense on property, plant and equipment, reflected in the table above, was approximately $306,000 for fiscal 2025 and approximately $383,000 for fiscal 2024. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $638,000 in fiscal 2025 and approximately $795,000 in fiscal 2024. Essentially all depreciation and amortization relate to the Seamap Marine Products segment. Amortization in Corporate Expenses relate to software for the corporate ERP.

Assets

All property, plant and equipment are allocated to the Seamap Marine Products segment. Corporate assets primarily consist of cash, right of use assets for an operating lease, and some prepaid corporate expenses.

Geographic Operating Areas

For fiscal 2025 and fiscal 2024, $1.3 million of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	Year Ended January 31,
	2025	2024
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
The United Kingdom	$245	$260
Singapore	711	338
Malaysia	391	735
Total Foreign	1,347	1,333
United States	863	809
Total PP&E net and ROU Assets	$2,210	$2,142

Revenue is based on the location of our customers. See Note 4-"Revenue from Contracts with Customers" for disclosure of revenue by geographic area.

18. Concentrations

Credit Risk— As of January 31, 2025, we had two customers that individually exceeded 10% of consolidated accounts receivable. As of January 31, 2024, we had four customers that individually exceeded 10% of consolidated accounts receivable.

Revenue Risk— In fiscal 2025 and 2024, our single largest customer accounted for approximately 36% and 21%, respectively, of our consolidated revenues, with these revenues being generated from the Seamap Marine Products segment. Together, our five largest customers accounted for approximately 73% and 67% of our consolidated revenues in fiscal 2025 and fiscal 2024, respectively.

Cash Risk—The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $4.8 million and $4.9 million at January 31, 2025 and January 31, 2024, respectively, are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Supplier Concentration—The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

SCHEDULE II

MIND TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Deductions		Balance at End
Description	of Period	Expenses	Accounts		Describe		of Period
Allowance for credit losses
January 31, 2025	$332	—	—	(a)	—	(b)	$332
January 31, 2024	$332	—	—	(a)	—	(b)	$332
Allowance for obsolete inventory
January 31, 2025	$1,531	68	—	(a)	(62)	(c)	$1,537
January 31, 2024	$1,215	341	—	(a)	(25)	(c)	$1,531

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.