Form 10-Q
period 2025-04-30
MIND TECHNOLOGY, INC
filed 2025-06-11
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,969,421 shares of common stock, $0.01 par value, were outstanding as of June 9, 2025.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,172	$5,336
Accounts receivable, net of allowance for credit losses of $332 at each of April 30, 2025 and January 31, 2025	7,779	11,817
Inventories, net	13,447	13,745
Prepaid expenses and other current assets	1,310	1,217
Total current assets	31,708	32,115
Property and equipment, net	1,048	890
Operating lease right-of-use assets	1,221	1,320
Intangible assets, net	2,162	2,308
Deferred tax asset	87	87
Total assets	$36,226	$36,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,011	$2,558
Deferred revenue	514	189
Customer deposits	1,807	1,603
Accrued expenses and other current liabilities	1,358	1,245
Income taxes payable	2,681	2,473
Operating lease liabilities - current	570	577
Total current liabilities	8,941	8,645
Operating lease liabilities - non-current	651	743
Total liabilities	9,592	9,388
Stockholders’ equity:
Common stock, $0.01 par value; 40,000 shares authorized; 7,969 shares issued and outstanding at April 30, 2025 and January 31, 2025	80	80
Additional paid-in capital	135,938	135,666
Accumulated deficit	(109,418)	(108,448)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	26,634	27,332
Total liabilities and stockholders’ equity	$36,226	$36,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2025	2024
Revenues:
Sales of marine technology products	$7,902	$9,678
Cost of sales:
Sales of marine technology products	4,571	5,460
Gross profit	3,331	4,218
Operating expenses:
Selling, general and administrative	3,384	2,759
Research and development	380	462
Depreciation and amortization	225	267
Total operating expenses	3,989	3,488
Operating income (loss)	(658)	730
Other income (expense):
Other, net	(18)	469
Total other income (expense)	(18)	469
Income (loss) before income taxes	(676)	1,199
Provision for income taxes	(294)	(245)
Net income (loss)	$(970)	$954
Preferred stock dividends - undeclared	—	(947)
Net income (loss) attributable to common stockholders	$(970)	$7
Net loss per common share - Basic and diluted	$(0.12)	$—
Shares used in computing net income (loss) per common share:
Basic and diluted	7,969	1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2025	2024
Net income (loss)	$(970)	$954
Comprehensive income (loss)	$(970)	$954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(970)	$954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	225	267
Stock-based compensation	272	48
Provision for inventory obsolescence	15	23
Gross profit from sale of other equipment	—	(457)
Changes in:
Accounts receivable	3,969	(2,837)
Unbilled revenue	16	(10)
Inventories	282	(2,812)
Prepaid expenses and other current and long-term assets	(92)	100
Income taxes receivable and payable	208	(186)
Accounts payable, accrued expenses and other current liabilities	(386)	277
Deferred revenue and customer deposits	529	(120)
Net cash provided by (used in) operating activities	4,068	(4,753)
Cash flows from investing activities:
Purchases of property and equipment	(237)	(66)
Sale of other equipment	—	457
Net cash (used in) provided by investing activities	(237)	391
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	5	(3)
Net change in cash and cash equivalents	3,836	(4,365)
Cash and cash equivalents, beginning of period	5,336	5,289
Cash and cash equivalents, end of period	$9,172	$924
Supplemental cash flow information:
Income taxes paid	$80	$430

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2025	7,969	$80	—	$—	$135,666	$—	$(108,448)	$34	$27,332
Net loss	—	—	—	—	—	—	(970)	—	(970)
Stock-based compensation	—	—	—	—	272	—	—	—	272
Balances, April 30, 2025	7,969	$80	—	$—	$135,938	$—	$(109,418)	$34	$26,634

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2024	1,406	$14	1,683	$37,779	$113,121	$—	$(128,307)	$34	$22,641
Net income	—	—	—	—	—	—	954	—	954
Stock-based compensation	—	—	—	—	48	—	—	—	48
Balances, April 30, 2024	1,406	$14	$1,683	$37,779	$113,169	$—	$(127,353)	$34	$23,643

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

Liquidity—As of April 30, 2025, the Company had working capital of approximately $22.8 million, including cash and cash equivalents of approximately $9.2 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million as of January 31, 2025. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company-owned real property, and potentially securing a credit facility or some other form of financing.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. During the three months ended April 30, 2025, there were no changes to those accounting policies.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2025, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025 (“fiscal 2025”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2025, the results of operations for the three-months ended April 30, 2025 and 2024, the cash flows for the three months ended April 30, 2025 and 2024, and the statement of stockholders’ equity for the three-months ended April 30, 2025 and 2024, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2026 (“fiscal 2026”).

3. New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on February 1, 2025. The adoption of this accounting standard did not have an impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), to enhance the disclosures public entities provide regarding specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance, including its cost structure, and assess potential future cash flows. ASU 2024-03 is effective for the Company for annual periods beginning February 1, 2027 and interim periods within fiscal years beginning February 1, 2028. The Company is evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended April 30,
	2025	2024
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$7,556	$9,377
Revenue recognized over time:
Total revenue recognized over time	346	301
Total revenue from contracts with customers	$7,902	$9,678

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers' headquarters:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
United States	$550	$325
China	259	5,768
Norway	3,275	2,758
Turkey	227	33
Singapore	1,027	211
Canada	517	—
Japan	678	203
Other	1,369	380
Total revenue from contracts with customers	$7,902	$9,678

Performance Obligations

The revenue from products manufactured and sold by our Seamap business is generally recognized at a point in time, or when the customer takes possession of the product, based on the terms and conditions stipulated in our contracts with customers. However, revenue is recognized over time when our Seamap business provides repair and maintenance services, or performs upgrades, on customer-owned equipment, which occurs periodically. In addition, our Seamap business provides annual Software Maintenance Agreements (“SMAs”) to customers who have an active license for software embedded in Seamap products. The revenue from SMAs is recognized over time, with the total value of the SMAs amortized in equal monthly amounts over the life of the contract. The duration of SMAs is typically one year or less. We do not have elements of variable consideration within these contracts.

As of April 30, 2025 and January 31, 2025, due to the nature of our contracts and the services and products we provide, there were no significant outstanding liability balances for refunds or returns. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For the three months ended April 30, 2025 and April 30, 2024, we did not recognize revenue from performance obligations satisfied in a prior period.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. Contract liabilities increased by approximately $529,000 during the three months ended April 30, 2025 due primarily to recognition of revenue during the year.

As of April 30, 2025, and April 30, 2024, contract assets and liabilities consisted of the following:

	April 30, 2025	April 30, 2024
Contract Assets:	(in thousands)
Contract Assets, beginning balance	$20	$26
Revenue accrued	$42	$—
Amounts billed	$(20)	$(10)
Total unbilled revenue	$42	$16
Contract Liabilities:
Contract liabilities, beginning balance	$1,792	$3,649
Deferred revenue and customer deposits	$1,574	$625
Revenue recognized	$(1,045)	$(745)
Total deferred revenue & customer deposits	$2,321	$3,529

With respect to the presentation of contract assets and liabilities above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

5. Balance Sheet

	April 30, 2025	January 31, 2025
	(in thousands)
Inventories:
Raw materials	$8,234	$8,485
Finished goods	3,541	3,980
Work in progress	3,199	2,817
Cost of inventories	14,974	15,282
Less allowance for obsolescence	(1,527)	(1,537)
Total inventories, net	$13,447	$13,745

	April 30, 2025	January 31, 2025
	(in thousands)
Property and equipment:
Furniture and fixtures	$9,474	$9,246
Autos and trucks	227	227
Land and buildings	1,003	997
Cost of property and equipment	10,704	10,470
Accumulated depreciation and amortization	(9,656)	(9,580)
Total property and equipment, net	$1,048	$890

As of January 31, 2025, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2025. Since  January 31, 2025, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of April 30, 2025. Depreciation expense on property and equipment for the three months ended April 30, 2025 and April 30, 2024 was approximately $77,000 and $81,000, respectively.

6. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three months ended April 30, 2025, and  April 30, 2024, was approximately $232,000 and $207,000, respectively, and was recorded as a component of operating income (loss). Included in these costs was short-term lease expense of approximately$7,000 and $1,000 for the three months ended April 30, 2025, and  April 30, 2024, respectively.

Supplemental balance sheet information related to leases as of April 30, 2025 and January 31, 2025 was as follows:

Lease	April 30, 2025	January 31, 2025
Assets	(in thousands)
Operating lease assets	$1,221	$1,320

Liabilities
Operating lease liabilities	$1,221	$1,320

Classification of lease liabilities
Current liabilities	$570	$577
Non-current liabilities	651	743
Total Operating lease liabilities	$1,221	$1,320

Lease-term and discount rate details as of April 30, 2025 and January 31, 2025 were as follows:

Lease term and discount rate	April 30, 2025	January 31, 2025
Weighted average remaining lease term (years)
Operating leases	1.90	1.39

Weighted average discount rate:
Operating leases	14%	14%

The weighted average discount rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended April 30,
Lease	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(232)	$(207)

Changes in lease balances resulting from new and modified leases:
Operating leases	$112	$612

Maturities of lease liabilities as of  April 30, 2025 were as follows:

April 30, 2025
(in thousands)
2026	$585
2027	522
2028	285
2029	35
2030	—
Thereafter	—
Total payments under lease agreements	$1,427

Less: imputed interest	(206)
Total lease liabilities	$1,221

7. Intangible Assets

		April 30, 2025			January 31, 2025
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	April 30, 2025	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	3.6	7,472	(5,606)	1,866	7,472	(5,501)	1,971
Customer relationships	—	4,884	(4,884)	—	4,884	(4,884)	—
Patents	0.9	2,540	(2,292)	248	2,540	(2,269)	271
Trade name	1.1	134	(121)	13	134	(121)	13
Other	0.1	483	(448)	35	481	(428)	53
Intangible assets		$15,513	$(13,351)	$2,162	$15,511	$(13,203)	$2,308

On January 31, 2025, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the three months ended April 30, 2025, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $148,000 and $185,000 for the three months ended April 30, 2025, and  April 30, 2024, respectively. As of April 30, 2025, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2026	$419
2027	382
2028	315
2029	213
2030	213
Thereafter	620
Total	$2,162

8. Income Taxes

For the three-month period ended April 30, 2025, the income tax expense was approximately $294,000 on pre-tax loss of approximately $676,000. For the three-month period ended April 30, 2024, the income tax expense was approximately $245,000, on pre-tax income of approximately $1.2 million. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including Malaysia and the United Kingdom.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2025. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2025.

For the three-month period ended April 30, 2025 and 2024, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

9. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended April 30, 2025 and April 30, 2024, dilutive potential common shares outstanding had no effect on the calculation of earnings per share because shares were anti-dilutive. The total basic weighted average common shares outstanding for the three months ended April 30, 2025, and  April 30, 2024, was approximately 8.0 and 1.4 million shares, respectively.

On September 4, 2024, all outstanding shares of our 9.00% Series A Cumulative preferred stock (the “preferred stock”) were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion (see Note 11- "Equity and Stock Based Compensation" for additional details).

10. Related Party Transaction

In February 2025, the Company retained Lucid Capital Markets, LLC. (“Lucid”) to provide advisor and arrangement services for investigation and analysis of opportunities for growth and additional scale. Lucid received $100,000 in retainer fees for such potential services. The Vice Chairman of Lucid is the Non-Executive Chairman of the Company's board of directors (the "Board"). Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

11. Equity and Stock-Based Compensation

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

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three-month periods ended April 30, 2025 and  April 30, 2024, was approximately $272,000 and $48,000, respectively.

12. Segment Reporting

As of April 30, 2025, Seamap Marine Products is the Company’s sole reporting segment.

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

Our chief operating decision maker ("CODM") is our chief executive officer. Our CODM analyzes each segment's performance using revenue and operating income. Inter-company revenue and expenses have been eliminated in the reported revenue and operating income. Our CODM considers revenue and operating income in the annual budgeting and forecasting process and analyzes these on a monthly basis when making determinations on the allocation of resources.

Financial information by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended April 30,
	2025			2024
	Seamap Marine Products	Corporate Expenses	Consolidated	Seamap Marine Products	Corporate Expenses	Consolidated
Revenues	$7,902	$—	$7,902	$9,678	$—	$9,678
Cost of sales	4,571	—	4,571	5,460	—	5,460
Selling, general and administrative	1,676	1,708	3,384	1,496	1,263	2,759
Research and development	302	78	380	383	79	462
Depreciation and amortization expense	221	4	225	263	4	267
Operating income (loss)	1,132	(1,790)	(658)	2,076	(1,346)	730
Capital expenditures	211	26	237	64	2	66

Corporate selling, general and administrative expense primarily includes salary and benefit costs of corporate personnel, directors’ fees, professional services, office rent, and insurance premiums.

The following table presents a reconciliation of operating income (loss) to income (loss) before income taxes (in thousands):

	Three Months Ended April 30,
	2025	2024
Seamap Marine Products	1,132	2,076
Corporate Expenses	(1,790)	(1,346)
Operating (loss) income	(658)	730

Other income	(18)	469
Income before income taxes	(676)	1,199

Total assets by business segment is set forth below (in thousands):

	As of April 30,
	2025	2024
Seamap Marine Products	$35,574	$34,065
Corporate	652	798
Total Assets	$36,226	$34,863

Depreciation and Amortization Expense

Depreciation expense on property and equipment, reflected in the table above, was approximately $77,000 and $81,000 for the three months ended April 30, 2025 and April 30, 2024, respectively. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $148,000 for the three months ended April 30, 2025 and approximately $185,000 for the three months ended April 30, 2024. Essentially all depreciation and amortization expense relates to the Seamap Marine Products segment. Amortization in Corporate expenses relates to enterprise resource planning software.

Assets

All property and equipment is allocated to the Seamap Marine Products segment. Corporate assets primarily consist of cash, right of use assets for an operating lease, and prepaid corporate expenses.

Geographic Operating Areas

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, and (3) the Company’s other filings filed with the SEC from time to time.

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

	For the Three Months Ended April 30,
	2025	2024
Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA	(in thousands)
Net income (loss)	$(970)	$954
Depreciation and amortization	225	267
Provision for income taxes	294	245
EBITDA (1)	(451)	1,466
Stock-based compensation	272	48
Adjusted EBITDA (1)	$(179)	$1,514
Reconciliation of Net Cash Provided by (Used in) Operating Activities to EBITDA
Net cash provided by (used in) operating activities	$4,068	$(4,753)
Stock-based compensation	(272)	(48)
Provision for inventory obsolescence	(15)	(23)
Changes in accounts receivable (current and long-term)	(3,985)	2,847
Taxes paid, net of refunds	80	430
Gross profit from sale of other equipment	—	457
Changes in inventory	(282)	2,812
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	(143)	(157)
Changes in prepaid expenses and other current and long-term assets	92	(100)
Other	6	1
EBITDA (1)	$(451)	$1,466

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

Business Outlook

Our financial performance has improved significantly in recent periods, despite a decline in revenues in the quarter ended April 30, 2025 as compared to the previous quarter and the comparable period in the prior fiscal year. Although we had a history of generating operating losses prior to fiscal 2024, we generated operating income in fiscal 2024 and fiscal 2025.  This was due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

The decline in revenue in the current period was, we believe, due to certain expected and unexpected factors.  Delivery and recognition of a significant order of approximately $4.5 million was delayed, even though the manufacturing and assembly had been completed, because of the delay of certain third-party components.  We expect this order to be delivered in the second quarter of fiscal 2026. Additionally, a significant number of miscellaneous orders, totaling almost $1.0 million, were completed and awaiting shipment as of the end of the period.  However, for various reasons, the customers were unable to arrange for shipment and acceptance of the orders. Also, during the period our facility in Huntsville, Texas was undergoing expansion in order to handle an expected increase in activity and, as a result, repair and production activities were suspended for the majority of the period.  We expect the expansion of the facility to be completed in the second quarter of fiscal 2026 and for repair and production operation to recommence, with a corresponding increase in revenue from this facility.

As of April 30, 2025, our backlog of firm orders was approximately $21.1 million, which increased from our backlog of approximately $16.9 million as of January 31, 2025. We believe a significant portion of our current backlog will be completed and shipped by the end of fiscal 2026. Additionally, we have a significant pipeline of pending and potential orders tin addition to our backlog of firm orders. We believe these orders provide good visibility for the balance in fiscal 2026 and into the next year. We have seen at least one expected order delayed; however, based on information from the related customer, we expect the delayed order to be received later this fiscal year. In addition, we have recently identified new opportunities for later this fiscal year and subsequent periods. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

On September 4, 2024, all outstanding shares of preferred stock were converted into common stock and retired.  The Company issued approximately 6.6 million shares of common stock in connection with the conversion.  Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods (see Note 11- “Equity and Stock-Based Compensation” for additional details).

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We currently expect revenue in fiscal 2026 to be consistent with the revenue reported in fiscal 2025, despite the decline in the first quarter of fiscal 2026. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Other unanticipated delays beyond our control.

In our Seamap business, we address the marine survey and exploration markets. We see a number of opportunities to add to our technology and to apply existing technology and products to new applications. We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these. There can be no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations.

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

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit the opportunities that we perceive. These initiatives include adaption of our SeaLink solid streamer technology to:

•	Alternative applications, such as hydrographic surveys for windfarm and carbon capture projects; and

•	Maritime security applications.

We believe that the above applications expand our addressable markets and provide opportunities for further growth in our revenues.

General inflation levels have increased in recent years due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. Although these factors have had a negative impact on our costs, our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years.

Our revenues and results of operations have not been materially impacted by inflation or changing prices in the past two fiscal years, except as described above.

Results of Operations

Revenues for the three months ended April 30, 2025 were approximately $7.9 million, compared to approximately $9.7 million for the three months ended April 30, 2024. The revenue decrease was primarily due to the delayed delivery of a significant order and other factors discussed above. For the three months ended April 30, 2025, we generated an operating loss of approximately $658,000, compared to operating income of approximately $730,000 for the three months ended April 30, 2024. The decrease in operating income in the current year was attributable to decreased revenues, and increased selling, general and administrative costs during the three months ended April 30, 2025. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Seamap business were as follows:

	Three Months Ended
	April 30,
	2025	2024
	(in thousands)
Revenues:
Seamap	$7,902	$9,678
Cost of sales:
Seamap	4,571	5,460
Gross profit	$3,331	$4,218
Gross profit margin	42%	44%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel so that our products can be installed. Accordingly, sales can significantly vary from one period to another. During the three month period ended April 30, 2025, approximately 29% of our revenues related to the sale of new systems with the remaining 71% related to “after market” activity such as the sale of spare parts, repairs and services. The gross profit and gross profit margins for Seamap were approximately $3.3 million and 42%, respectively, and $4.2 million and 44%, respectively, for the three month periods ended April 30, 2025, and April 30, 2024, respectively. The gross profit margin in first quarter of fiscal 2026 decreased from the prior year comparable period primarily due to lower absorption of fixed costs from lower revenues.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2025, were approximately $3.4 million, compared to approximately $2.8 million for the three months ended April 30, 2024. The current period included certain items we consider to be non-recurring, including costs related to a restructuring our Seamap operations in the United Kingdom and tax planning and analysis arising from the preferred stock conversion in fiscal 2025. Also contributing to the increase was higher stock-based compensation and franchise tax expense.

Research and development costs were approximately $380,000, in the three month period ended April 30, 2025, compared to approximately $462,000, in the three month period ended April 30, 2024. Costs in each of the periods are related primarily to development of our next generation towed streamer system.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $225,000 and $267,000 in the three month periods ended April 30, 2025, and April 30, 2024, respectively.

Other Income

Other income primarily relates to gains on the sale of certain ancillary equipment, scrap sales and other income.

Provision for Income Taxes

For the three months ended April 30, 2025, our income tax expense was approximately $294,000 on a pre-tax loss of approximately $676,000. For the three month period ended April 30, 2024, our income tax expense was approximately $245,000 on pre-tax income of approximately $1.2 million. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including Malaysia and the United Kingdom.

Liquidity and Capital Resources

Until recently, the Company had a history of generating operating losses and negative cash from operating activities and relied on cash from the sale of lease pool equipment and the sale of preferred stock and common stock. However, the Company generated net income from operations and positive Adjusted EBITDA for fiscal 2025 and fiscal 2024.  Although the Company generated a net loss from operations for the three months ended April 30, 2025, cash provided by operating activities was approximately $4.1 million.  We anticipate generating net income for fiscal 2026.

As of April 30, 2025, the Company had working capital of approximately $22.8 million, including cash and cash equivalents of approximately $9.2 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2025. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company-owned real property, disciplined working capital commitments, and potentially securing a credit facility or some other form of financing. During the twelve month period ended April 30, 2025, the Company generated positive cash from operating activities in the amount of approximately $9.5 million.

In addition, management believes there are a number of other factors and actions available to the Company to address any liquidity needs, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $22.8 million as of April 30, 2025, including cash of approximately $9.2 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. In fiscal 2024, the Company eliminated two executive level positions and made additional headcount reductions in fiscal 2025. Furthermore, additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $21.1 million as of April 30, 2025, as well as a substantial pipeline of other prospects. Production for certain of these orders was in process and included in inventory as of April 30, 2025, thereby reducing the liquidity needed to complete the orders.

•	On September 4, 2024, all outstanding shares of preferred stock were converted into common stock and retired. The Company issued approximately 6.6 million shares of common stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods. The conversion of preferred stock into common stock was effected pursuant to an amendment to the Certificate of Designations, Preferences and Rights of the preferred stock. The amendment was approved by preferred stockholders at a virtual special meeting held on August 29, 2024 (see Note 11- “Equity and Stock-Based Compensation” for additional details).

•

In recent years, the Company has raised capital through the sale of common stock and preferred stock pursuant to the at-the-market program (the "ATM Offering Program") and underwritten offerings on Form S-1. In April 2025 the Company filed a registration statement on Form S-3, which was declared effective on May 1, 2025. The Company believes it could sell debt or equity securities pursuant to this registration statement via a new ATM Offering Program, or other means. Management expects to be able to raise further capital through these available means should the need arise.

•	The Company owns unencumbered real estate near Huntsville, Texas which could be used to generate capital if needed through a mortgage or sale lease transaction. The appraised value of this property is approximately $5.0 million.

In order to fund future growth, we may explore sources of additional capital, which could include secured debt financing, the sale of assets or investment from strategic industry participants.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended
	April 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$4,068	$(4,753)
Net cash (used in) provided by investing activities	(237)	391
Net cash from financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	5	(3)
Net increase (decrease) in cash and cash equivalents	$3,836	$(4,365)

As of April 30, 2025, we had working capital of approximately $22.8 million, including cash and cash equivalents of approximately $9.2 million, as compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, at January 31, 2025.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $4.1 million in the first three months of fiscal 2026 as compared to cash used in operating activities of approximately $4.8 million in the first three months of fiscal 2025. The increase in net cash provided by operating activities was due mainly to collections on accounts receivable.

Cash Flows from Investing Activities. Net cash used in investing activities during the first three months of fiscal 2026 relates primarily to the purchase of assets and investment related to the expansion of our facility in Huntsville, Texas as discussed above, compared to cash provided by investing activities in the prior year period, which related primarily to proceeds from the sale of other assets.

Cash Flows from Financing Activities. For the three months ended April 30, 2025, and April 30, 2024, there were no activities related to financing.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of April 30, 2025. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of April 30, 2025, we had deposits in foreign banks equal to approximately $9.0 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2025. There have been no material changes to our critical accounting estimates during the three-month period ended April 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. As of April 30, 2025, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $1.2 million in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $120,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of April 30, 2025, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2025, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2025. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2025, are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

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

MIND TECHNOLOGY, INC.

Date: June 11, 2025	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)