Form 10-Q
period 2025-07-31
MIND TECHNOLOGY, INC
filed 2025-09-10
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,969,421 shares of common stock, $0.01 par value, were outstanding as of September 9, 2025.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,832	$5,336
Accounts receivable, net of allowance for credit losses of $332 at each of July 31, 2025 and January 31, 2025	10,926	11,817
Inventories, net	11,817	13,745
Prepaid expenses and other current assets	1,153	1,217
Total current assets	31,728	32,115
Property and equipment, net	1,158	890
Operating lease right-of-use assets	841	1,320
Intangible assets, net	2,017	2,308
Deferred tax asset	87	87
Total assets	$35,831	$36,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,179	$2,558
Deferred revenue	359	189
Customer deposits	973	1,603
Accrued expenses and other current liabilities	1,244	1,245
Income taxes payable	2,391	2,473
Operating lease liabilities - current	475	577
Total current liabilities	6,621	8,645
Operating lease liabilities - non-current	366	743
Total liabilities	6,987	9,388
Stockholders’ equity:
Common stock, $0.01 par value; 40,000 shares authorized; 7,969 shares issued and outstanding at July 31, 2025 and January 31, 2025	80	80
Additional paid-in capital	136,219	135,666
Accumulated deficit	(107,489)	(108,448)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	28,844	27,332
Total liabilities and stockholders’ equity	$35,831	$36,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2025	2024	2025	2024
Revenues:
Sales of marine technology products	$13,561	$10,036	21,463	19,714
Cost of sales:
Sales of marine technology products	6,732	5,258	11,303	10,718
Gross profit	6,829	4,778	10,160	8,996
Operating expenses:
Selling, general and administrative	3,637	2,784	7,021	5,543
Research and development	311	328	691	790
Depreciation and amortization	217	236	442	503
Total operating expenses	4,165	3,348	8,154	6,836
Operating income	2,664	1,430	2,006	2,160
Other income (expense):
Other, net	(65)	40	(83)	509
Total other income (expense)	(65)	40	(83)	509
Income before income taxes	2,599	1,470	1,923	2,669
Provision for income taxes	(670)	(672)	(964)	(917)
Net income	$1,929	$798	$959	$1,752
Preferred stock dividends - undeclared	—	(947)	—	(1,894)
Net income (loss) attributable to common stockholders	$1,929	$(149)	$959	$(142)
Net income (loss) per common share - Basic and diluted	$0.24	$(0.11)	$0.12	$(0.10)
Shares used in computing net income (loss) per common share:
Basic and diluted	7,969	1,406	7,969	1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$1,929	$798	$959	$1,752
Comprehensive income	$1,929	$798	959	1,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$959	$1,752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	442	503
Stock-based compensation	553	95
Provision for inventory obsolescence	30	45
Gross profit from sale of other equipment	—	(457)
Changes in:
Accounts receivable	979	(3,032)
Unbilled revenue	(90)	75
Inventories	1,896	(5,742)
Prepaid expenses and other current and long-term assets	66	1,042
Income taxes receivable and payable	(81)	54
Accounts payable, accrued expenses and other current liabilities	(23)	2,465
Deferred revenue and customer deposits	(1,822)	(495)
Net cash provided by (used in) operating activities	2,909	(3,695)
Cash flows from investing activities:
Purchases of property and equipment	(419)	(146)
Sale of other equipment	—	457
Net cash (used in) provided by investing activities	(419)	311
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(1)
Net change in cash and cash equivalents	2,496	(3,385)
Cash and cash equivalents, beginning of period	5,336	5,289
Cash and cash equivalents, end of period	$7,832	$1,904
Supplemental cash flow information:
Income taxes paid	$1,049	$938

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2025	7,969	$80	—	$—	$135,666	$—	$(108,448)	$34	$27,332
Net loss	—	—	—	—	—	—	(970)	—	(970)
Stock-based compensation	—	—	—	—	272	—	—	—	272
Balances, April 30, 2025	7,969	$80	—	$—	$135,938	$—	$(109,418)	$34	$26,634
Net income	—	—	—	—	—	—	1,929	—	1,929
Stock-based compensation	—	—	—	—	281	—	—	—	281
Balances, July 31, 2025	7,969	$80	—	$—	$136,219	$—	$(107,489)	$34	$28,844

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

Liquidity—As of July 31, 2025, the Company had working capital of approximately $25.1 million, including cash and cash equivalents of approximately $7.8 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million as of January 31, 2025. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company-owned real property, and the issuance of equity securities or some other form of financing.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. During the three and six months ended July 31, 2025, there were no changes to those accounting policies.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2025, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025 (“fiscal 2025”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2025, the results of operations for the three and six -months ended July 31, 2025 and 2024, the cash flows for the six months ended July 31, 2025 and 2024, and the statement of stockholders’ equity for the three and six -months ended July 31, 2025 and 2024, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2026 (“fiscal 2026”).

3. New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on February 1, 2025. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), to enhance the disclosures public entities provide regarding specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance, including its cost structure, and assess potential future cash flows. ASU 2024-03 is effective for the Company for annual periods beginning February 1, 2027, and interim periods within fiscal years beginning February 1, 2028. The Company is evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$13,215	$9,661	$20,771	$19,038
Revenue recognized over time:
Total revenue recognized over time	346	375	692	676
Total revenue from contracts with customers	$13,561	$10,036	$21,463	$19,714

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers' headquarters:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(in thousands)
United States	$736	$446	$1,286	$771
China	618	1,462	$877	$7,230
Norway	8,906	6,217	$12,181	$8,975
Turkey	982	205	$1,209	$238
Singapore	1,413	260	$2,440	$471
Canada	152	—	669	—
Japan	272	21	950	224
Other	482	1,425	1,851	1,805
Total revenue from contracts with customers	$13,561	$10,036	$21,463	$19,714

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

As of July 31, 2025 and January 31, 2025, due to the nature of our contracts and the services and products we provide, there were no significant outstanding liability balances for refunds or returns. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For the six months ended July 31, 2025 and July 31, 2024, we did not recognize revenue from performance obligations satisfied in a prior period.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact on our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. Contract liabilities decreased by approximately $461,000 during the six months ended July 31, 2025 due primarily to recognition of revenue during the year.

As of July 31, 2025, and July 31, 2024, contract assets and liabilities consisted of the following:

	July 31, 2025	July 31, 2024
Contract Assets:	(in thousands)
Contract Assets, beginning balance	$20	$26
Revenue accrued	$12	$102
Amounts billed	$(20)	$(26)
Total unbilled revenue	$12	$102
Contract Liabilities:
Contract liabilities, beginning balance	$1,792	$3,649
Deferred revenue and customer deposits	$1,186	$760
Revenue recognized	$(1,646)	$(1,255)
Total deferred revenue & customer deposits	$1,332	$3,154

With respect to the presentation of contract assets and liabilities above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

5. Balance Sheet

	July 31, 2025	January 31, 2025
	(in thousands)
Inventories:
Raw materials	$8,270	$8,485
Finished goods	3,717	3,980
Work in progress	1,253	2,817
Cost of inventories	13,240	15,282
Less allowance for obsolescence	(1,423)	(1,537)
Total inventories, net	$11,817	$13,745

	July 31, 2025	January 31, 2025
	(in thousands)
Property and equipment:
Furniture and fixtures	$9,130	$9,246
Autos and trucks	227	227
Land and buildings	1,002	997
Cost of property and equipment	10,359	10,470
Accumulated depreciation and amortization	(9,201)	(9,580)
Total property and equipment, net	$1,158	$890

As of January 31, 2025, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2025. Since  January 31, 2025, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of July 31, 2025. Depreciation expense on property and equipment for the three and six months ended July 31, 2025 was approximately $72,000 and $148,000, respectively. Depreciation expense on property and equipment for the three and six months ended  July 31, 2024 was approximately $77,000 and $158,000, respectively.

6. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three and six months ended July 31, 2025, was approximately $232,000 and $464,000, respectively. Lease expense for the three and six months ended July 31, 2024, was approximately $207,000 and $422,000, respectively, and was recorded as a component of operating income. Included in these costs was short-term lease expense of approximately $7,000 and $14,000 for the three and six months ended July 31, 2025, respectively and approximately $7,000 and $13,000 for the three and six months ended July 31, 2024, respectively.

Supplemental balance sheet information related to leases as of July 31, 2025 and January 31, 2025 was as follows:

Lease	July 31, 2025	January 31, 2025
Assets	(in thousands)
Operating lease assets	$841	$1,320

Liabilities
Operating lease liabilities	$841	$1,320

Classification of lease liabilities
Current liabilities	$475	$577
Non-current liabilities	366	743
Total Operating lease liabilities	$841	$1,320

Lease-term and discount rate details as of July 31, 2025 and January 31, 2025 were as follows:

Lease term and discount rate	July 31, 2025	January 31, 2025
Weighted average remaining lease term (years)
Operating leases	1.95	1.39

Weighted average discount rate:
Operating leases	15%	14%

The weighted average discount rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended July 31,
Lease	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(232)	$(422)

Changes in lease balances resulting from new and modified leases:
Operating leases	$112	$834

Maturities of lease liabilities as of  July 31, 2025 were as follows:

July 31, 2025
(in thousands)
2026	$276
2027	463
2028	163
2029	75
2030	—
Thereafter	—
Total payments under lease agreements	$977

Less: imputed interest	(136)
Total lease liabilities	$841

7. Intangible Assets

		July 31, 2025			January 31, 2025
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	July 31, 2025	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	3.4	7,472	(5,708)	1,764	7,472	(5,501)	1,971
Customer relationships	—	4,884	(4,884)	—	4,884	(4,884)	—
Patents	0.8	2,540	(2,315)	225	2,540	(2,269)	271
Trade name	0.8	134	(121)	13	134	(121)	13
Other	0.1	483	(468)	15	481	(428)	53
Intangible assets		$15,513	$(13,496)	$2,017	$15,511	$(13,203)	$2,308

On January 31, 2025, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the six months ended July 31, 2025, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $145,000 and $294,000 for the three and six months ended July 31, 2025, respectively, and approximately $159,000 and $345,000 for the three and six months ended  July 31, 2024, respectively. As of July 31, 2025, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2026	$272
2027	384
2028	315
2029	213
2030	213
Thereafter	620
Total	$2,017

8. Income Taxes

For the three- and six-month periods ended July 31, 2025, the income tax expense was approximately $670,000 and $964,000, respectively on pre-tax income of approximately $2.6 million and $1.9 million, respectively. For the three and six-month periods ended July 31, 2024, the income tax expense was approximately $672,000 and $917,000, respectively, on pre-tax income of approximately $1.5 million and $2.7 million, respectively. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including Malaysia and the United Kingdom.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. This legislation introduces several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. The OBBBA contains multiple effective dates, with key provisions beginning in fiscal 2026. While we are still assessing the overall impact of the OBBBA, we do not anticipate a material impact on our tax expense.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2025. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2025.

For the three- and six-month periods ended July 31, 2025 and 2024, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

9. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended July 31, 2025 and July 31, 2024, dilutive potential common shares outstanding had no effect on the calculation of earnings per share. The total basic weighted average common shares outstanding for the three months ended July 31, 2025, and  July 31, 2024, was approximately 8.0 million and 1.4 million shares, respectively.

On September 4, 2024, all outstanding shares of our 9.00% Series A Cumulative preferred stock (the “preferred stock”) were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion (see Note 11- "Equity and Stock Based Compensation" for additional details).

10. Related Party Transaction

In February 2025, the Company retained Lucid Capital Markets, LLC (“Lucid”) to provide advisor and arrangement services for investigation and analysis of opportunities for growth and additional scale. Lucid received $100,000 in retainer fees for such potential services. The Vice Chairman of Lucid is the Non-Executive Chairman of the Company's board of directors (the "Board"). Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

On August 28, 2025, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Lucid (the “Agent”), pursuant to which the Company may offer and sell up to $25.0 million of shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, through an at-the-market (“ATM”) offering program administered by the Agent. Under the Sales Agreement, the Agent will be entitled to compensation of up to 2.0% of the gross proceeds from the sale of the Shares sold through the Agent from time to time pursuant to the terms of the Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreement and may suspend solicitations and offers under the Sales Agreement at any time. To date, we have not sold Shares under the ATM. The Non-Executive Chairman of the Board will receive no portion of the compensation paid to the Agent.

11. Equity and Stock-Based Compensation

 At the virtual Special Meeting of Preferred Stockholders held on August 29, 2024, our preferred stockholders approved an amendment (the “Amendment”) to our Certificate of Designations, Preferences and Rights of 9.00% Series A Cumulative Preferred Stock, to provide that, at the discretion of the Board deciding to file the Amendment with the Secretary of State of the State of Delaware at any time prior to October 31, 2024, each share of 9.00% Series A Cumulative preferred stock, $1.00 par value per share (the “preferred stock”) would be converted (the “Conversion”) into 3.9 shares of common stock upon the effective time of the Amendment. On August 30, 2024, the Board elected to proceed with the Conversion by filing the Amendment with the Delaware Secretary of State. Effective on September 4, 2024, all outstanding shares of preferred stock were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the Conversion. Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods. The common stock issued was recorded at its market value at the date of issuance less transaction costs related to the conversion. The excess of the carrying value of the preferred stock over the market value of the common stock issued, which amounted to approximately $14.8 million, was credited directly to accumulated deficit and was reflected in the calculation of earnings per share attributable to common stockholders for the fiscal year ended January 31, 2025.

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three- and six-month periods ended July 31, 2025 was approximately $281,000 and $553,000, respectively and for the three- and six-month periods ended  July 31, 2024, was approximately $46,000 and $95,000, respectively.

12. Segment Reporting

As of July 31, 2025, Seamap Marine Products is the Company’s sole reporting segment.

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

Our chief operating decision maker ("CODM") is our chief executive officer. Our CODM analyzes each segment's performance using revenue and operating income. Inter-company revenue and expenses have been eliminated in the reported revenue and operating income. Our CODM considers revenue and operating income in the annual budgeting and forecasting process and analyzes these on a periodic basis when making determinations on the allocation of resources.

Financial information by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended July 31,
	2025			2024
	Seamap Marine Products	Corporate Expenses	Consolidated	Seamap Marine Products	Corporate Expenses	Consolidated
Revenues	$13,561	$—	$13,561	$10,036	$—	$10,036
Cost of sales	6,732	—	6,732	5,258	—	5,258
Selling, general and administrative	1,629	2,008	3,637	1,599	1,185	2,784
Research and development	206	105	311	268	60	328
Depreciation and amortization expense	213	4	217	232	4	236
Operating income (loss)	4,781	(2,117)	2,664	2,679	(1,249)	1,430
Capital expenditures	181	1	182	80	—	80

	Six Months Ended July 31,
	2025			2024
	Seamap Marine Products	Corporate Expenses	Consolidated	Seamap Marine Products	Corporate Expenses	Consolidated
Revenues	$21,463	$—	$21,463	$19,714	$—	$19,714
Cost of sales	11,303	—	11,303	10,718	—	10,718
Selling, general and administrative	3,306	3,715	7,021	3,095	2,448	5,543
Research and development	508	183	691	650	140	790
Depreciation and amortization expense	433	9	442	494	9	503
Operating income (loss)	5,913	(3,907)	2,006	4,757	(2,597)	2,160
Capital expenditures	392	27	419	144	2	146

Corporate selling, general and administrative expense primarily includes salary and benefit costs of corporate personnel, directors’ fees, professional services, office rent, and insurance premiums.

The following table presents a reconciliation of operating income to income before income taxes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Seamap Marine Products	4,781	2,679	5,913	4,757
Corporate Expenses	(2,117)	(1,249)	(3,907)	(2,597)
Operating income	2,664	1,430	2,006	2,160

Other income	(65)	40	(83)	509
Income before income taxes	2,599	1,470	1,923	2,669

Total assets by business segment is set forth below (in thousands):

	As of July 31,
	2025	2024
Seamap Marine Products	$31,353	$36,697
Corporate	4,478	1,139
Total Assets	$35,831	$37,836

Depreciation and Amortization Expense

Depreciation expense on property and equipment, reflected in the table above, was approximately $72,000 and $148,000 for the three and six months ended July 31, 2025, respectively, and approximately $77,000 and $158,000 for the three and six months ended July 31, 2024, respectively. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $145,000 and $294,000 for the three and six months ended July 31, 2025, respectively, and approximately $159,000 and $345,000 for the three and six months ended  July 31, 2024, respectively. Essentially all depreciation and amortization expense relate to the Seamap Marine Products segment. Amortization in Corporate expenses relates to enterprise resource planning software.

Assets

All property and equipment is allocated to the Seamap Marine Products segment. Corporate assets primarily consist of cash, right of use assets for an operating lease, and prepaid corporate expenses.

Geographic Operating Areas

Revenue is based on the location of our customers. See Note 4-"Revenue from Contracts with Customers" for disclosure of revenue by geographic area.

13. Subsequent Events

On August 28, 2025, the Company entered into an equity distribution agreement with Lucid, pursuant to which the Company may offer and sell up to $25.0 million of shares of its common stock from time to time through Lucid.

Also on August 28, 2025, the Board authorized a share repurchase program for the repurchase of up to $4.0 million of the Company’s commons stock through August 31, 2027.

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

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2025	2024	2025	2024
Reconciliation of Net income to EBITDA and Adjusted EBITDA	(in thousands)
Net income	$1,929	$798	$959	$1,752
Depreciation and amortization	217	236	442	503
Provision for income taxes	670	672	964	917
EBITDA (1)	2,816	1,706	2,365	3,172
Stock-based compensation	281	46	553	95
Adjusted EBITDA (1)	$3,097	$1,752	$2,918	$3,267
Reconciliation of Net Cash (Used in) Provided by Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$(1,159)	$1,058	$2,909	$(3,695)
Stock-based compensation	(281)	(46)	(553)	(95)
Provision for inventory obsolescence	(15)	(22)	(30)	(45)
Changes in accounts receivable	3,096	111	(889)	2,957
Taxes paid, net of refunds	969	508	1,049	938
Gross profit from sale of other equipment	—	—	—	457
Changes in inventory	(1,614)	2,930	(1,896)	5,742
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,988	(1,813)	1,845	(1,970)
Changes in prepaid expenses and other current and long-term assets	(158)	(942)	(66)	(1,042)
Other	(10)	(78)	(4)	(75)
EBITDA (1)	$2,816	$1,706	$2,365	$3,172

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

Business Outlook

Our financial performance has improved significantly in recent periods. Although we had a history of generating operating losses prior to fiscal 2024, we generated operating income in fiscal 2024, fiscal 2025 and year-to-date through the second quarter of fiscal 2026.  This was due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

During the six-month period ended July 31, 2025, our facility in Huntsville, Texas underwent an expansion to handle an expected increase in activity and, as a result, repair and production activities were suspended for most of the period. The expansion of the facility was completed at the end of the second quarter of fiscal 2026. We expect repair and production operation to recommence, with a corresponding increase in revenue from this facility.

As of July 31, 2025, our backlog of firm orders was approximately $12.8 million, compared to approximately $16.9 million as of January 31, 2025. However, we believe the receipt of specific additional orders totaling approximately $10.0 million is imminent. We believe a significant portion of our current backlog will be completed and shipped by the end of fiscal 2026. In addition to our backlog of firm orders, we have a significant pipeline of pending and potential orders, and we have recently identified new opportunities for later this fiscal year and subsequent periods. We believe our backlog of firm orders, pending and potential orders, and identified new opportunities provide good visibility for the balance of fiscal 2026 and into the next fiscal year. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

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

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We currently expect revenue in fiscal 2026 to be consistent with the revenue reported in fiscal 2025. However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

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

Results of Operations

Revenues for the three and six months ended July 31, 2025 were approximately $13.6 million and $21.5 million, respectively, compared to approximately $10.0 million and $19.7 million for the three and six months ended July 31, 2024, respectively. For the three and six months ended July 31, 2025, we generated operating income of approximately $2.7 million and $2.0 million, respectively, compared to operating income of approximately $1.4 million and $2.2 million for the three months ended July 31, 2024, respectively. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Seamap business were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues:
Seamap	$13,561	$10,036	$21,463	$19,714
Cost of sales:
Seamap	6,732	5,258	11,303	10,718
Gross profit	$6,829	$4,778	$10,160	$8,996
Gross profit margin	50%	48%	47%	46%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel so that our products can be installed. Accordingly, sales can significantly vary from one period to another. During the six-month period ended July 31, 2025, approximately 32% of our revenues related to the sale of new systems with the remaining 68% related to “after-market” activity such as the sale of spare parts, repairs and services. The gross profit and gross profit margins for Seamap for the three and six months ended July 31, 2025, were approximately $6.8 million and 50%, respectively, and $10.2 million and 47%, respectively. The gross profit and gross profit margins for Seamap for the three and six months ended July 31, 2024, were approximately $4.8 million and 48%, and $9.0 million and 46%, respectively. The gross profit margin in the second quarter of fiscal 2026 increased from the prior year comparable period primarily due to revenue mix.

Operating Expenses

General and administrative expenses for the three and six months ended July 31, 2025, were approximately $3.6 million and $7.0 million, respectively compared to approximately $2.8 million and $5.5 million for the three and six months ended July 31, 2024, respectively. The increase in general and administrative expenses in the three and six months ended July 31, 2025, included certain expenses we consider to be non-recurring, including costs related to restructuring our Seamap operations in the United Kingdom, tax planning and analysis arising from the preferred stock conversion in fiscal 2025, and franchise tax expense impacted by the preferred stock conversion. Also contributing to the increase was higher stock-based compensation and employee compensation expense.

Research and development costs were approximately $311,000, and $691,000, respectively, for the three- and six-month periods ended July 31, 2025, compared to approximately $328,000, and $790,000, respectively for the three- and six-month periods ended July 31, 2024. Costs in each of the periods are related primarily to development of our next generation towed streamer system.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $217,000 and $442,000, respectively in the three- and six-month periods ended July 31, 2025, and approximately $236,000 and $503,000, for the three- and six-month periods ended July 31, 2024, respectively.

Other Income and Expense

Other expense recognized for the three and six months ended July 31, 2025, related primarily to foreign exchange losses.  Other income recognized for the three and six months ended July 31, 2024 related primarily to gains on the sale of certain ancillary equipment, scrap sales.

Provision for Income Taxes

For the three and six months ended July 31, 2025, our income tax expense was approximately $670,000 and $964,000 respectively, on pre-tax income of approximately $2.6 million and $1.9 million, respectively. For the three and six months ended July 31, 2024, our income tax expense was approximately $672,000 and $917,000, respectively, on pre-tax income of approximately $1.5 million and $2.7 million, respectively. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including Malaysia and the United Kingdom.

Liquidity and Capital Resources

Prior to fiscal 2024, the Company had a history of generating operating losses and negative cash from operating activities and relied on cash from the sale of lease pool equipment and the sale of preferred stock and common stock. However, the Company generated income from operations and positive Adjusted EBITDA for fiscal 2024 and fiscal 2025.  The Company also generated net income from operations and cash provided by operating activities for the six months ended July 31, 2025.  We anticipate generating net income for fiscal 2026.

As of July 31, 2025, the Company had working capital of approximately $25.1 million, including cash and cash equivalents of approximately $7.8 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2025. The Company does not have a credit facility in place and has depended on cash on hand and cash flows from operations to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company-owned real property, disciplined working capital management, the issuance of equity securities or some other form of financing. During the twelve-month period ended July 31, 2025, the Company generated positive cash from operating activities in the amount of approximately $7.3 million.

In September 2025 we initiated an at-the-market “ATM” offering program whereby we may issue common stock from time to time for gross proceeds of up to $25.0 million.  We believe this is a prudent preparatory step which will allow us to raise capital quickly and efficiently should the need arise, such as for an acquisition or other business expansion.  Additionally, we could use this facility to raise capital in the event the price of our stock reflects a market value at which we believe adding capital, at or above that price, to be non-dilutive.  To date, we have issued no stock pursuant to the ATM.  Concurrently with establishing the ATM, our Board of Directors authorized the buyback of up to $4.0 million of our common stock.  This action will allow us to move quickly and efficiently should we believe market conditions indicate that the purchase of our own common stock is the best use of our capital.   We believe both of these steps are consistent with our stated objective of furthering stockholder value by whatever means feasible.

In addition, management believes there are a number of other factors and actions available to the Company to address any liquidity needs, including the following:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $25.1 million as of July 31, 2025, including cash of approximately $7.8 million.

•	Should revenues be less than projected, the Company believes it is able, and has plans, to reduce costs proportionately in order to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has reduced headcount and personnel costs over the past two fiscal years. Furthermore, additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

The Company had a backlog of orders related to the Seamap segment of approximately $12.8 million as of July 31, 2025, as well as a substantial pipeline of other prospects. Production for certain of these orders was in process and included in inventory as of July 31, 2025, thereby reducing the liquidity needed to complete the orders.

•	On September 4, 2024, all outstanding shares of preferred stock were converted into common stock and retired. The Company issued approximately 6.6 million shares of common stock in connection with the conversion. Accordingly, the Company no longer has obligations regarding preferred stock dividends, including undeclared dividends from previous periods. The conversion of preferred stock into common stock was effected pursuant to an amendment to the Certificate of Designations, Preferences and Rights of the preferred stock. The amendment was approved by preferred stockholders at a virtual special meeting held on August 29, 2024 (see Note 11- “Equity and Stock-Based Compensation” for additional details).

•	The September 2025 ATM program provides the Company with the ability to raise up to $25.0 million of new equity.

•	The Company owns unencumbered real estate near Huntsville, Texas which could be used to generate capital if needed through a mortgage or sale lease transaction. The appraised value of this property is approximately $5.0 million.

In order to fund future growth, we may explore sources of additional capital, which could include secured debt financing, the sale of assets or investment from strategic industry participants.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended
	July 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$2,909	$(3,695)
Net cash (used in) provided by investing activities	(419)	311
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(1)
Net increase (decrease) in cash and cash equivalents	$2,496	$(3,385)

As of July 31, 2025, we had working capital of approximately $25.1 million, including cash and cash equivalents of approximately $7.8 million, as compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, at January 31, 2025.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $2.9 million in the first six months of fiscal 2026 as compared to cash used in operating activities of approximately $3.7 million in the first six months of fiscal 2025. The increase in net cash provided by operating activities was due mainly to collections on accounts receivable and reduction of inventory balances.

Cash Flows from Investing Activities. Net cash used in investing activities during the first six months of fiscal 2026 relates primarily to the purchase of assets and investment related to the expansion of our facility in Huntsville, Texas as discussed above, compared to cash provided by investing activities in the prior year period, which related primarily to proceeds from the sale of other assets.

Cash Flows from Financing Activities. For the six months ended July 31, 2025, and July 31, 2024, there were no activities related to financing.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of July 31, 2025. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of July 31, 2025, we had deposits in foreign banks equal to approximately $3.7 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2025. There have been no material changes to our critical accounting estimates during the three- and six-month periods ended July 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. As of July 31, 2025, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $566,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $57,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of July 31, 2025, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of July 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MIND TECHNOLOGY, INC.

Date: September 10, 2025	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)