Form 10-Q
period 2025-10-31
MIND TECHNOLOGY, INC
filed 2025-12-11
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,038,082 shares of common stock, $0.01 par value, were outstanding as of December 10, 2025.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	October 31, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$19,387	$5,336
Accounts receivable, net of allowance for credit losses of $332 at each of October 31, 2025 and January 31, 2025	10,607	11,817
Inventories, net	11,713	13,745
Prepaid expenses and other current assets	1,074	1,217
Total current assets	42,781	32,115
Property and equipment, net	1,168	890
Operating lease right-of-use assets	1,267	1,320
Intangible assets, net	1,888	2,308
Deferred tax asset	240	87
Total assets	$47,344	$36,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,698	$2,558
Deferred revenue	170	189
Customer deposits	390	1,603
Accrued expenses and other current liabilities	1,454	1,245
Income taxes payable	2,422	2,473
Operating lease liabilities - current	682	577
Total current liabilities	6,816	8,645
Operating lease liabilities - non-current	585	743
Total liabilities	7,401	9,388
Stockholders’ equity:
Common stock, $0.01 par value; 40,000 shares authorized; 8,974 shares issued and outstanding at October 31, 2025 and 7,969 shares issued and outstanding at January 31, 2025	90	80
Additional paid-in capital	147,246	135,666
Accumulated deficit	(107,427)	(108,448)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	39,943	27,332
Total liabilities and stockholders’ equity	$47,344	$36,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues:
Sales of marine technology products	$9,688	$12,105	31,151	31,819
Cost of sales:
Sales of marine technology products	5,175	6,684	16,478	17,402
Gross profit	4,513	5,421	14,673	14,417
Operating expenses:
Selling, general and administrative	3,021	2,762	10,042	8,305
Research and development	506	562	1,197	1,352
Depreciation and amortization	212	221	654	724
Total operating expenses	3,739	3,545	11,893	10,381
Operating income	774	1,876	2,780	4,036
Other income (expense):
Other, net	4	(189)	(79)	320
Total other income (expense)	4	(189)	(79)	320
Income before income taxes	778	1,687	2,701	4,356
Provision for income taxes	(716)	(396)	(1,680)	(1,313)
Net income	$62	$1,291	$1,021	$3,043
Preferred stock dividends - undeclared	—	(368)	—	(2,262)
Effect of preferred stock conversion	—	14,785	—	14,785
Net income attributable to common stockholders	$62	$15,708	$1,021	$15,566
Net income per common share - Basic and diluted	$0.01	$2.87	$0.13	$5.62
Shares used in computing net income per common share:
Basic and diluted	8,046	5,473	7,980	2,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$62	$1,291	$1,021	$3,043
Comprehensive income	$62	$1,291	1,021	3,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,021	$3,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	653	724
Stock-based compensation	836	141
Provision for inventory obsolescence	45	67
Gross profit from sale of other equipment	—	(457)
Deferred tax benefit	(153)	—
Changes in:
Accounts receivable	1,228	(3,006)
Unbilled revenue	(20)	164
Inventories	1,986	(3,944)
Prepaid expenses and other current and long-term assets	145	2,076
Income taxes receivable and payable	(51)	(24)
Accounts payable, accrued expenses and other current liabilities	(652)	98
Deferred revenue and customer deposits	(1,235)	(289)
Net cash provided by (used in) operating activities	3,803	(1,407)
Cash flows from investing activities:
Purchases of property and equipment	(512)	(213)
Sale of other equipment	—	457
Net cash (used in) provided by investing activities	(512)	244
Cash flows from financing activities:
Preferred stock conversion transaction costs	—	(619)
Net proceeds from issuance of common stock	10,754	—
Net cash provided by (used in) financing activities	10,754	(619)
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(2)
Net change in cash and cash equivalents	14,051	(1,784)
Cash and cash equivalents, beginning of period	5,336	5,289
Cash and cash equivalents, end of period	$19,387	$3,505
Supplemental cash flow information:
Income taxes paid	$1,903	$1,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2025	7,969	$80	—	$—	$135,666	$—	$(108,448)	$34	$27,332
Net loss	—	—	—	—	—	—	(970)	—	(970)
Stock-based compensation	—	—	—	—	272	—	—	—	272
Balances, April 30, 2025	7,969	$80	—	$—	$135,938	$—	$(109,418)	$34	$26,634
Net income	—	—	—	—	—	—	1,929	—	1,929
Stock-based compensation	—	—	—	—	281	—	—	—	281
Balances, July 31, 2025	7,969	$80	—	$—	$136,219	$—	$(107,489)	$34	$28,844
Net income	—	—	—	—	—	—	62	—	62
Issuance of common stock	1,005	10	—	—	10,744	—	—	—	10,754
Stock-based compensation	—	—	—	—	283	—	—	—	283
Balances, October 31, 2025	8,974	$90	—	$—	$147,246	$—	$(107,427)	$34	$39,943

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

Liquidity—As of October 31, 2025, the Company had working capital of approximately $36.0 million, including cash and cash equivalents of approximately $19.4 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million as of January 31, 2025. The Company does not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  However, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company-owned real property, and the issuance of equity securities or some other form of financing.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. During the three and nine months ended October 31, 2025, there were no changes to those accounting policies.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2025, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025 (“fiscal 2025”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2025, the results of operations for the three and nine months ended October 31, 2025 and 2024, the cash flows for the nine months ended October 31, 2025 and 2024, and the statement of stockholders’ equity for the three and nine months ended October 31, 2025 and 2024, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2026 (“fiscal 2026”).

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

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$9,421	$11,405	$30,192	$30,443
Revenue recognized over time:
Total revenue recognized over time	267	700	959	1,376
Total revenue from contracts with customers	$9,688	$12,105	$31,151	$31,819

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers' headquarters:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(in thousands)
United States	$529	$460	$1,815	$1,231
China	1,623	4,439	$2,500	$11,669
Norway	6,337	5,769	$18,518	$14,744
Turkey	580	474	$1,789	$712
Singapore	238	238	$2,678	$709
Canada	66	—	735	—
Japan	89	74	1,039	298
Other	226	651	2,077	2,456
Total revenue from contracts with customers	$9,688	$12,105	$31,151	$31,819

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

As of October 31, 2025 and January 31, 2025, due to the nature of our contracts and the services and products we provide, there were no significant outstanding liability balances for refunds or returns. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For the nine months ended October 31, 2025 and October 31, 2024, we did not recognize revenue from performance obligations satisfied in a prior period.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact on our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. Contract liabilities decreased by approximately $1.2 million during the nine months ended October 31, 2025 due primarily to recognition of revenue during the current fiscal year.

As of October 31, 2025, and October 31, 2024, contract assets and liabilities consisted of the following:

	October 31, 2025	October 31, 2024
Contract Assets:	(in thousands)
Contract Assets, beginning balance	$20	$26
Revenue accrued	$—	$191
Amounts billed	$(20)	$(26)
Total unbilled revenue	$—	$191
Contract Liabilities:
Contract liabilities, beginning balance	$1,792	$3,649
Deferred revenue and customer deposits	$431	$2,702
Revenue recognized	$(1,663)	$(2,991)
Total deferred revenue & customer deposits	$560	$3,360

With respect to the presentation of contract assets and liabilities above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

5. Balance Sheet

	October 31, 2025	January 31, 2025
	(in thousands)
Inventories:
Raw materials	$7,827	$8,485
Finished goods	3,017	3,980
Work in progress	2,315	2,817
Cost of inventories	13,159	15,282
Less allowance for obsolescence	(1,446)	(1,537)
Total inventories, net	$11,713	$13,745

	October 31, 2025	January 31, 2025
	(in thousands)
Property and equipment:
Furniture and fixtures	$9,201	$9,246
Autos and trucks	227	227
Land and buildings	1,011	997
Cost of property and equipment	10,439	10,470
Accumulated depreciation and amortization	(9,271)	(9,580)
Total property and equipment, net	$1,168	$890

As of January 31, 2025, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2025. Since  January 31, 2025, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of October 31, 2025. Depreciation expense on property and equipment for the three and nine months ended October 31, 2025 was approximately $79,000 and $221,000, respectively. Depreciation expense on property and equipment for the three and nine months ended October 31, 2024 was approximately $75,000 and $233,000, respectively.

6. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three and nine months ended October 31, 2025, was approximately $232,000 and $697,000, respectively. Lease expense for the three and nine months ended October 31, 2024, was approximately $221,000 and $643,000, respectively, and was recorded as a component of operating income.

Supplemental balance sheet information related to leases as of October 31, 2025 and January 31, 2025 was as follows:

Lease	October 31, 2025	January 31, 2025
Assets	(in thousands)
Operating lease assets	$1,267	$1,320

Liabilities
Operating lease liabilities	$1,267	$1,320

Classification of lease liabilities
Current liabilities	$682	$577
Non-current liabilities	585	743
Total Operating lease liabilities	$1,267	$1,320

Lease-term and discount rate details as of October 31, 2025 and January 31, 2025 were as follows:

Lease term and discount rate	October 31, 2025	January 31, 2025
Weighted average remaining lease term (years)
Operating leases	2.47	1.39

Weighted average discount rate:
Operating leases	15%	14%

The weighted average discount rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended October 31,
Lease	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(697)	$(643)

Changes in lease balances resulting from new and modified leases:
Operating leases	$950	$834

Maturities of lease liabilities as of  October 31, 2025 were as follows:

October 31, 2025
(in thousands)
2026	$219
2027	798
2028	282
2029	115
2030	46
Thereafter	23
Total payments under lease agreements	$1,483

Less: imputed interest	(216)
Total lease liabilities	$1,267

7. Intangible Assets

		October 31, 2025			January 31, 2025
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	October 31, 2025	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	3.2	7,472	(5,816)	1,656	7,472	(5,501)	1,971
Customer relationships	—	4,884	(4,884)	—	4,884	(4,884)	—
Patents	0.7	2,540	(2,337)	203	2,540	(2,269)	271
Trade name	0.6	134	(121)	13	134	(121)	13
Other	0.1	493	(477)	16	481	(428)	53
Intangible assets		$15,523	$(13,635)	$1,888	$15,511	$(13,203)	$2,308

On January 31, 2025, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the nine months ended October 31, 2025, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $138,000 and $432,000 for the three and nine months ended October 31, 2025, respectively, and approximately $146,000 and $491,000 for the three and nine months ended  October 31, 2024, respectively. As of October 31, 2025, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2026	$145
2027	387
2028	315
2029	213
2030	213
Thereafter	615
Total	$1,888

8. Income Taxes

For the three- and nine-month periods ended October 31, 2025, our income tax expense, pre-tax income, and effective tax rate were approximately $716,000, $778,000, and 92%, respectively, and $1.7 million, $2.7 million, and 63%, respectively. The effective tax rate for the three-month period is driven primarily by net discrete tax expense recognized in the period consisting of return-to-provision and transfer pricing tax adjustments recorded by our Singapore entity, and because we do not benefit from tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets. The effective rate for the nine-month period is driven primarily by tax losses in the U.S. and certain foreign jurisdictions for which no tax benefit is recognized due to valuation allowances recorded against our deferred tax assets, and by the net discrete tax expense described above.

For the three and nine-month periods ended October 31, 2024, our income tax expense, pre-tax income, and effective tax rate were approximately $396,000, $1.7 million, and 23%, respectively, and $1.3 million, $4.4 million, and 30%, respectively. The variance between our effective tax rate and the U.S. statutory rate of 21% for the three- and nine-month periods is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because we do not benefit from tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets.

Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including the United Kingdom.

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

The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2019 through 2025. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ending  January 31, 2017 through 2024. The Company's Singapore income tax returns are subject to examination by the Singapore tax authorities for the fiscal years ended January 31, 2017, through 2025. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2018 through 2025.

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of October 31, 2025. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of October 31, 2025.

For the three- and nine-month periods ended October 31, 2025 and 2024, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

9. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended October 31, 2025 and October 31, 2024, dilutive potential common shares outstanding had no effect on the calculation of earnings per share. The total basic weighted average common shares outstanding for the three months ended October 31, 2025, and  October 31, 2024, was approximately 8.0 million and 5.5 million shares, respectively. The total basic weighted average common shares outstanding for the nine months ended October 31, 2025 and October 31, 2024 were approximately 8.0 million and 2.8 million shares, respectively.

On September 4, 2024, all outstanding shares of our 9.00% Series A Cumulative preferred stock (the “preferred stock”) were converted into common stock and retired.  The Company issued approximately 6,600,000 shares of common stock in connection with the conversion (see Note 11- "Equity and Stock Based Compensation" for additional details).

On August 28, 2025, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Lucid Capital Markets, LLC (the “Lucid”), pursuant to which the Company may offer and sell up to $25.0 million of shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, through an at-the-market (“ATM”) offering program administered by Lucid. Under the Sales Agreement, Lucid is entitled to compensation of up to 2% of the gross proceeds from the sale of Shares under the ATM offering program. The Company has no obligation to sell any of the Shares under the Sales Agreement and may suspend solicitations and offers under the Sales Agreement at any time. During the three and nine months ended October 31, 2025, the Company sold approximately 1.0 million shares of common stock at-the-market pursuant to the Sales Agreement. Proceeds from the sales of common stock, net of Lucid's commissions and other expenses, for the three and nine months ended October 31, 2025 were approximately $10.8 million.

10. Related Party Transaction

In February 2025, the Company retained Lucid to provide advisor and arrangement services for investigation and analysis of opportunities for growth and additional scale. Lucid received $100,000 in retainer fees for such potential services. The Vice Chairman of Lucid is the Non-Executive Chairman of the Company's board of directors (the "Board"). Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

For the three and nine months ended October 31, 2025, Lucid received compensation of approximately $221,000 related to sales of common stock pursuant to the Sales Agreement. The Non-Executive Chairman of the Board received no portion of the compensation paid to Lucid. See Note 9 - "Earnings per Share" for discussion of the Company's entry into the Sales Agreement with Lucid.

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

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three- and nine-month periods ended October 31, 2025 was approximately $283,000 and $836,000, respectively and for the three- and nine-month periods ended  October 31, 2024, was approximately $47,000 and $141,000, respectively.

12. Segment Reporting

As of October 31, 2025, Seamap Marine Products is the Company’s sole reporting segment.

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended October 31,
	2025			2024
	Seamap Marine Products	Corporate Expenses	Consolidated	Seamap Marine Products	Corporate Expenses	Consolidated
Revenues	$9,688	$—	$9,688	$12,105	$—	$12,105
Cost of sales	5,175	—	5,175	6,684	—	6,684
Selling, general and administrative	1,454	1,567	3,021	1,677	1,085	2,762
Research and development	427	79	506	468	94	562
Depreciation and amortization expense	212	—	212	217	4	221
Operating income (loss)	2,420	(1,646)	774	3,059	(1,183)	1,876
Capital expenditures	92	1	93	64	3	67

	Nine Months Ended October 31,
	2025			2024
	Seamap Marine Products	Corporate Expenses	Consolidated	Seamap Marine Products	Corporate Expenses	Consolidated
Revenues	$31,151	$—	$31,151	$31,819	$—	$31,819
Cost of sales	16,478	—	16,478	17,402	—	17,402
Selling, general and administrative	4,760	5,282	10,042	4,772	3,533	8,305
Research and development	935	262	1,197	1,119	233	1,352
Depreciation and amortization expense	645	9	654	711	13	724
Operating income (loss)	8,333	(5,553)	2,780	7,815	(3,779)	4,036
Capital expenditures	483	29	512	208	5	213

Corporate selling, general and administrative expense primarily includes salary and benefit costs of corporate personnel, directors’ fees, professional services, office rent, and insurance premiums.

The following table presents a reconciliation of operating income to income before income taxes (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Seamap Marine Products	2,420	3,059	8,333	7,815
Corporate Expenses	(1,646)	(1,183)	(5,553)	(3,779)
Operating income	774	1,876	2,780	4,036

Other income	4	(189)	(79)	320
Income before income taxes	778	1,687	2,701	4,356

Total assets by business segment is set forth below (in thousands):

	As of October 31,
	2025	2024
Seamap Marine Products	$32,907	$35,375
Corporate	14,437	732
Total Assets	$47,344	$36,107

Depreciation and Amortization Expense

Depreciation expense on property and equipment, reflected in the table above, was approximately $79,000 and $221,000 for the three and nine months ended October 31, 2025, respectively, and approximately $75,000 and $233,000 for the three and nine months ended October 31, 2024, respectively. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $138,000 and $432,000 for the three and nine months ended October 31, 2025, respectively, and approximately $146,000 and $491,000 for the three and nine months ended  October 31, 2024, respectively. Essentially all depreciation and amortization expense relate to the Seamap Marine Products segment. Amortization in Corporate expenses relates to enterprise resource planning software.

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

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2025	2024	2025	2024
Reconciliation of Net income to EBITDA and Adjusted EBITDA	(in thousands)
Net income	$62	$1,291	$1,021	$3,043
Depreciation and amortization	212	221	654	724
Provision for income taxes	716	396	1,680	1,313
EBITDA (1)	990	1,908	3,355	5,080
Stock-based compensation	283	47	836	141
Adjusted EBITDA (1)	$1,273	$1,955	$4,191	$5,221
Reconciliation of Net Cash (Used in) Provided by Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$894	$2,288	$3,803	$(1,407)
Stock-based compensation	(283)	(47)	(836)	(141)
Provision for inventory obsolescence	(15)	(22)	(45)	(67)
Changes in accounts receivable	(319)	(115)	(1,208)	2,842
Taxes paid, net of refunds	854	473	1,903	1,411
Gross profit from sale of other equipment	—	—	—	457
Changes in inventory	(90)	(1,798)	(1,986)	3,944
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	42	2,161	1,887	191
Changes in prepaid expenses and other current and long-term assets	(79)	(1,034)	(145)	(2,076)
Other	(14)	2	(18)	(74)
EBITDA (1)	$990	$1,908	$3,355	$5,080

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

Business Outlook

Our financial performance has improved significantly in recent periods. Although we had a history of generating operating losses prior to fiscal 2024, we generated operating income in fiscal 2024, fiscal 2025 and year-to-date through the first nine months of fiscal 2026.  This was due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

During the nine-month period ended October 31, 2025, our facility in Huntsville, Texas underwent an expansion to handle an expected increase in activity and, as a result, repair and production activities were suspended for several months during the period. The expansion of the facility was completed at the end of the second quarter of fiscal 2026 and repair and production operations recommenced in the third quarter of fiscal 2026. We therefore expect a corresponding increase in revenue from this facility.

As of October 31, 2025, our backlog of firm orders was approximately $7.2 million, compared to approximately $16.9 million as of January 31, 2025. However, subsequent to October 31, 2025 we received additional orders totaling approximately $9.5 million. We believe a significant portion of our current backlog and the newly received orders will be completed and shipped by the end of fiscal 2026. In addition to our backlog of firm orders, we have a significant pipeline of pending and potential orders, and we have recently identified new opportunities for later this fiscal year and subsequent periods. We believe our backlog of firm orders, pending and potential orders, and identified new opportunities provide visibility for the balance of fiscal 2026 and into the next fiscal year. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on this visibility and expected delivery schedules, we expect revenue in the fourth quarter of fiscal 2026 to improve related to the third quarter of fiscal 2026.  While our long-term outlook for our existing product lines is optimistic, the outlook for fiscal 2027 is less clear.  We believe this uncertainty is due to recent delays in certain projects and temporary changes in capital allocations by ultimate end-users.  We are currently pursuing a number of initiatives, including new products and significant project opportunities, which could have a positive impact on our future financial results, including those in fiscal 2027.

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

During the third quarter of fiscal 2026, we raised approximately $10.8 million in new capital through the sale of common stock pursuant to the ATM program.  The proceeds from sale of common stock significantly increased our liquidity and therefore our ability to take advantage of opportunities or address challenges that may arise.

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors. We currently expect revenue in fiscal 2026 to be consistent with the revenue reported in fiscal 2025. However, no assurances of such results can be made, and a number of risks exist which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Other unanticipated delays beyond our control.

In our Seamap business, we address the marine survey and exploration markets. We see a number of opportunities to add to our technology and to apply existing technology and products to new applications. We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these efforts. However, we can give no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations.

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

In response to these, and other, developments we have prioritized certain strategic initiatives to exploit these perceived opportunities. These initiatives include adaption of our SeaLink solid streamer technology to:

•	Alternative applications, such as hydrographic surveys for windfarm and carbon capture projects; and

•	Maritime security applications.

We believe that the above applications expand our addressable markets and provide opportunities for further revenue growth.

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

Results of Operations

Revenues for the three and nine months ended October 31, 2025 were approximately $9.7 million and $31.2 million, respectively, compared to approximately $12.1 million and $31.8 million for the three and nine months ended October 31, 2024, respectively. For the three and nine months ended October 31, 2025, we generated operating income of approximately $774,000 and $2.8 million, respectively, compared to operating income of approximately $1.9 million and $4.0 million for the three months ended October 31, 2024, respectively. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Seamap business were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues:
Seamap	$9,688	$12,105	$31,151	$31,819
Cost of sales:
Seamap	5,175	6,684	16,478	17,402
Gross profit	$4,513	$5,421	$14,673	$14,417
Gross profit margin	47%	45%	47%	45%
Percentage of revenue by source:
System sales	45%	63%	36%	61%
After market activity	55%	37%	64%	39%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel so that our products can be installed. Accordingly, sales can significantly vary from one period to another. The remaining sales relate to “after-market” activity such as the sale of spare parts, repairs and services. The gross profit margin in the three- and nine-month periods ended October 31, 2025 increased from the prior year comparable periods primarily due to revenue mix.

Operating Expenses

General and administrative expenses for the three and nine months ended October 31, 2025, were approximately $3.0 million and $10.0 million, respectively compared to approximately $2.8 million and $8.3 million for the three and nine months ended October 31, 2024, respectively. The increase in general and administrative expenses in the comparable three-month periods is due primarily to higher stock-based compensation.  The increase in the nine months ended October 31, 2025, as compared to the comparable prior year period relates primarily to increased stock-based compensation and employee compensation, plus certain expenses we consider to be non-recurring, including costs related to restructuring our Seamap operations in the United Kingdom, tax planning and analysis arising from the preferred stock conversion in fiscal 2025, and franchise tax expense impacted by the preferred stock conversion.

Research and development costs were approximately $506,000, and $1.2 million, respectively, for the three- and nine-month periods ended October 31, 2025, compared to approximately $562,000, and $1.4 million, respectively for the three- and nine-month periods ended October 31, 2024. Costs in each of the periods are related primarily to development of our next generation towed streamer system and other new products.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $212,000 and $654,000, respectively in the three- and nine-month periods ended October 31, 2025, and approximately $221,000 and $724,000, for the three- and nine-month periods ended October 31, 2024, respectively.

Other Income and Expense

Other expense recognized for the three and nine months ended October 31, 2025, related primarily to foreign exchange losses.  Other income recognized for the three and nine months ended October 31, 2024 related primarily to gains on the sale of certain ancillary equipment and scrap sales.

Provision for Income Taxes

For the three and nine months ended October 31, 2025, our income tax expense was approximately $716,000 and $1.7 million, respectively, on pre-tax income of approximately $778,000 and $2.7 million, respectively. For the three and nine months ended October 31, 2024, our income tax expense was approximately $396,000 and $1.3 million, respectively, on pre-tax income of approximately $1.7 million and $4.4 million, respectively. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily Singapore, which do not have net operating losses available to offset taxable income, and because we do not benefit tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including the United Kingdom.

Income tax expense for the three months ended October 31, 2025 includes approximately $178,000 of net discrete tax expense consisting primarily of $326,000 of tax expense resulting from return-to-provision and transfer pricing adjustments recorded by our Singapore entity, plus tax expense from other individually immaterial items, partially offset by $153,000 of tax benefit resulting from the release of valuation allowance against deferred tax assets of our Malaysia entity.

Liquidity and Capital Resources

Prior to fiscal 2024, the Company had a history of generating operating losses and negative cash from operating activities and relied on cash from the sale of lease pool equipment and the sale of preferred stock and common stock. However, the Company generated income from operations and positive Adjusted EBITDA for fiscal 2024 and fiscal 2025.  The Company also generated net income from operations and cash provided by operating activities for the nine months ended October 31, 2025.  We anticipate generating net income for fiscal 2026.

As of October 31, 2025, the Company had working capital of approximately $36.0 million, including cash and cash equivalents of approximately $19.4 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2025. The Company does not have a credit facility in place and has depended on cash on hand and cash flows from operations to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, the issuance of equity securities or some other form of financing. During the nine-month period ended October 31, 2025, the Company generated positive cash from operating activities in the amount of approximately $5.9 million.

In September 2025 we initiated an at-the-market “ATM” offering program whereby we may issue common stock from time to time for gross proceeds of up to $25.0 million. We believe our ATM program allows us to raise capital quickly and efficiently should the need arise, such as for an acquisition or other business expansion.  Additionally, this facility allows us to raise capital in the event the price of our common stock reflects a market value at which we believe adding capital, at or above that price, to be non-dilutive.  To date, we have issued approximately 1.0 million shares of common stock pursuant to the ATM and generated net proceeds of approximately $10.8 million.  Concurrently with establishing the ATM program, our Board of Directors authorized the buyback of up to $4.0 million of our common stock.  This repurchase program will allow us to move quickly and efficiently should we believe market conditions indicate that the purchase of our own common stock is the best use of our capital. To date we have not repurchased any shares of common stock pursuant to our repurchase program.  We believe both of these liquidity programs are consistent with our stated objective of furthering stockholder value by whatever means feasible.

In order to fund future growth, we may explore sources of additional capital, which could include secured debt financing, the sale of assets or investment from strategic industry participants.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$3,803	$(1,407)
Net cash (used in) provided by investing activities	(512)	244
Net cash provided by (used in) financing activities	10,754	(619)
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(2)
Net increase (decrease) in cash and cash equivalents	$14,051	$(1,784)

As of October 31, 2025, we had working capital of approximately $36.0 million, including cash and cash equivalents of approximately $19.4 million, as compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, at January 31, 2025. The increase in working capital and cash and cash equivalents is due primarily to the proceeds of approximately $10.8 million from the issuance of common stock under our ATM program during the third quarter.

Cash Flows from Operating Activities. Net cash provided by operating activities was approximately $3.8 million in the first nine months of fiscal 2026 as compared to cash used in operating activities of approximately $1.4 million in the first nine months of fiscal 2025. The increase in net cash provided by operating activities was due mainly to collections on accounts receivable and reduction of inventory balances.

Cash Flows from Investing Activities. Net cash used in investing activities during the first nine months of fiscal 2026 relates primarily to the purchase of assets and investment related to the expansion of our facility in Huntsville, Texas as discussed above, compared to cash provided by investing activities in the prior year period, which related primarily to proceeds from the sale of other assets.

Cash Flows from Financing Activities. For the nine months ended October 31, 2025, Net cash provided by financing activities was approximately $10.8 million and relates to sales of common stock pursuant to the ATM program. Net cash used in financing activities for the nine months ended October 31, 2024, was approximately $619,000 of transaction costs associated with the conversion of preferred stock to common stock.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of October 31, 2025. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of October 31, 2025, we had deposits in foreign banks equal to approximately $4.9 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2025. There have been no material changes to our critical accounting estimates during the three- and nine-month periods ended October 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. As of October 31, 2025, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $566,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $57,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of October 31, 2025, we had no debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of October 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits

The exhibits marked with the cross symbol (†) are filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q.

Exhibit	Document Description	Form	Exhibit
Number			Reference
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.5	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.2
10.1	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Current Report on Form 8-K filed with the SEC on September 2, 2025	1.1
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Robert P. Capps, Chief Executive Officer, and Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350

101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIND TECHNOLOGY, INC.

Date: December 11, 2025	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)