Form 10-K
period 2026-01-31
MIND TECHNOLOGY, INC
filed 2026-04-20
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026

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

As of July 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,721,340 based on the closing sale price as reported on the NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2026
Common Stock, $0.01 par value per share	9,089,055

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of MIND Technology, Inc. for the 2026 Annual Meeting of Stockholders, which will be filed within 120 days of January 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MIND TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (this “Form-10-K”) for the fiscal year ended January 31, 2026 (“fiscal 2026”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts of our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in Item 1A - “Risk Factors.” Readers are cautioned not to place reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made unless required by law, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

We operate in one segment, Seamap. Our Seamap business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment.

We are focusing on our strategy to emphasize and expand our Seamap business. This strategy is based on the following vision for MIND:

•	become known as a provider of innovative technology and products to the oceanographic, hydrographic, seismic and maritime security industries; and

•	leverage our various technologies, products and services to create new products and services and address new markets, as well as seek out opportunities to add new technologies and products.

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

Seamap Business –

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

Business and Operations

Seamap Business –

Through our Seamap business, we develop, manufacture and sell a range of proprietary products for the oceanographic, hydrographic, seismic, and maritime security industries. We have developed certain of our technology and have acquired other technology through the purchase of businesses or specific assets from others. We expect to continue to internally develop new technology or enhancements to our existing technology. However, we may also gain access to new technology or products through acquisition, joint venture arrangements or licensing agreements.

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

We maintain a Seamap facility in the United Kingdom which includes engineering, training, sales and field service operations. Our Seamap facility in Singapore includes engineering, assembly, sales, repair and field service operations. To support our Seamap product lines, we have a production facility in Malaysia that provides manufacturing and repair services. The facility in Malaysia is in relatively close proximity to our Singapore facility. Our facility in Huntsville, Texas provides manufacturing support for our Singapore facility and repair, manufacturing and support services for third parties.

Components for our marine products are sourced from a variety of suppliers located in Asia, Europe and the United States. Products are generally assembled, tested and shipped from our facilities in Singapore, Malaysia and Texas.

Spectral Ai and Software –

We developed a data handling and automatic target recognition (“ATR”) software system, which we refer to as Spectral Ai™, designed specifically for Klein Marine System, Inc. (“Klein”) side scan sonar systems. Klein was formerly a wholly owned subsidiary of the Company was sold in August 2023. During fiscal 2026 we discontinued the ATR initiative as we deemed the potential revenue did not outweigh the expected costs.

Key Agreements

We have a limited number of agreements for the distribution or representation of our products. These agreements are generally cancellable upon a notice period ranging from one to three months.

Customers, Sales, Backlog and Marketing

In fiscal 2026 and 2025, our single largest customer accounted for approximately 18% and 36%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 69% of our consolidated revenues in fiscal 2026. The loss of any one of our largest customers or a sustained decrease in demand by any of these customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. Due to the nature of our sales, the significance of any one customer can vary significantly from year to year. See Item 1A - “Risk Factors.”

As of January 31, 2026, our Seamap business had a backlog of orders amounting to approximately $13.9 million, which is a decrease of approximately 18% from the $16.9 million reported at January 31, 2025. We expect essentially all of the backlog of orders as of January 31, 2026, to be fulfilled during the fiscal year ending January 31, 2027 (“fiscal 2027”).

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

We participate in both domestic and international trade shows and exhibitions to inform the appropriate industries of our products and services.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended January 31,
	2026	2025
United States	$3,005	$2,478
China	10,897	17,720
Norway	21,110	21,956
Turkey	2,116	634
Singapore	—	366
Japan	1,121	340
Other	2,698	3,369
Total Non-United States	37,942	44,385
Total	$40,947	$46,863

The net book value of our property and equipment in our various geographic locations is as follows (in thousands):

	As of January 31,
Location of property and equipment	2026	2025
United States	$685	$384
United Kingdom	238	104
Singapore	34	92
Malaysia	278	310
Total Non-United States	550	506
Total	$1,235	$890

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

Employees

As of January 31, 2026, we employed approximately 157 people on a full-time basis, none of whom were represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be satisfactory. For additional information regarding the risks associated with our employees, see Item 1A-” Risk Factors.”

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

For additional information regarding the risks associated with our intellectual property, see Item 1A- "Risk Factors.”

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

We typically sell equipment to a relatively small number of customers, the composition of which changes from year to year as customers’ equipment needs vary. Therefore, at any one time, a large portion of our revenues may be derived from a limited number of customers. In fiscal 2026 and 2025, our single largest customer accounted for approximately 18% and 36%, respectively, of our consolidated revenues. Together, our five largest customers accounted for approximately 69% of our consolidated revenues in fiscal 2026. There has been consolidation among certain of our customers and this trend may continue. This consolidation could result in the loss of one or more of our customers and could result in a decrease in the demand for our equipment. The demand for our government-related services is generally driven by the level of government program funding. The state of the economy, competing political priorities, public funds and the timing of payment of these funds may influence the amount and timing of spending by our customers who are government agencies. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

The financial soundness of our customers could materially affect our business and operating results.

If our customers experience financial difficulties or their own customers delay payment to them, they may not be able to pay, or may delay payment of, accounts receivable owed to us. Disruptions in the financial markets or other macro-economic issues, such as wars, volatility in price of oil or other hydrocarbons or a worldwide pandemic, such as the global pandemic, could exacerbate financial difficulties for our customers. Any inability of customers to pay us for products and services could adversely affect our financial condition and results of operations.

As of January 31, 2026, we had approximately $12.9 million of gross customer accounts receivable, of which approximately $52,000 was over 180 days past due. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. As of January 31, 2026, we had an allowance for credit losses of approximately $332,000 related to accounts receivable. For fiscal 2026 and fiscal 2025, we had no charges to our provision for credit losses. Significant payment defaults by our customers in excess of our allowance for credit losses would have a material adverse effect on our financial position and results of operations.

We derive the majority of our revenues from foreign operations and sales, which pose additional risks including economic, political and other uncertainties.

We conduct operations on a global scale. Our international operations include locations in Malaysia, Singapore, and the United Kingdom. For fiscal 2026 and 2025, approximately 93% and 95%, respectively, of our revenues were attributable to customers in foreign countries.

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

We are subject to taxation in several foreign jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities in those foreign jurisdictions. Our tax returns are subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes, penalties and/or interest.

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

If there is a shortage of a key component and the component cannot be easily sourced from a different supplier, the shortage could disrupt our production activities. Additionally, lead times for other components have increased in some cases. A shortage of key components may cause a significant disruption to our production activities, which could have a substantial adverse effect on our financial condition or results of operations.

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

We have not been directly impacted by the Israel-Hamas conflict. However, the historic volatility in the Middle East, including as a result of recent events in Israel and Gaza, may result in political instability and societal disruption that could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenue.

In February 2026, the United States and Israel launched military operations against Iran, resulting in an armed conflict that has caused significant disruption to global energy markets and international shipping, including the closure of the Strait of Hormuz. The conflict and resulting instability in the Middle East and broader Gulf region could reduce overall demand for oil and natural gas or disrupt our operations and supply chains, potentially putting downward pressure on demand for our products and services and causing a reduction in our revenue. The ultimate scope and duration of the conflict, and its impact on the global economy, remain uncertain.

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

We purchase a portion of our supplies from suppliers in China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the supplies that we purchase, and the products we ship, cross international borders.  Trade tensions between the United States and China, as well as those between the United States and Canada, Mexico and other countries have escalated recently. Trade tensions have led to a series of tariffs imposed by the United States on imports from China, as well as retaliatory tariffs imposed by China on imports from the United States. Additionally, the current Trump presidential administration has imposed broad-based tariffs on imports from numerous countries. The scope, legal authority and durability of these tariffs remain uncertain and subject to change. If supplies we purchase from China and other international suppliers become subject to tariffs, our operation costs could increase. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subjected to such import tariffs. Further changes in United States trade policies, tariffs, taxes, export restrictions or other trade barriers or restrictions, may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase supplies, which could have a material adverse effect on our business, results of operations or financial conditions. The majority of our imports are made in Singapore and Malaysia and, therefore, are not directly impacted by the current and proposed tariffs or trade restriction involving the United States.

We face significant inventory risk.

We are exposed to inventory risks that may adversely affect our operating results as a result of changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, and other factors. In fiscal 2026 we recorded inventory obsolescence charges of approximately $227,000 compared to approximately $68,000 in fiscal 2025. We endeavor to accurately predict these trends and avoid over-stocking or under-stocking components in order to avoid shortages, excesses or obsolete inventory. Demand for components, however, can change significantly between the time inventory or components are ordered/assembled and the dates of customer orders. In addition, when we begin marketing a new product, it may be difficult to determine appropriate component selection and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time, and they may not be returnable. We carry a broad selection and significant inventory levels of certain components, and we may be unable to sell them in sufficient quantities. Any one of the inventory risk factors set forth above may adversely affect our operating results.

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

From time to time, we may require access to working capital to meet overhead costs and operational expenditures, to finance inventory purchases, or to provide letters of credit or bankers’ guarantees to certain customers. For the past several years we have not had a credit facility in place. There is no assurance that we will be able to negotiate a credit facility or continue to meet working capital needs with cash generated from our operations, or the sale of debt or equity securities. The majority of our revenues are generated by Seamap Pte Ltd., our Singapore-based subsidiary, and therefore the majority of our accounts receivable and inventory are located in Singapore.  This limits the ability for U.S.-based financial institutions to provide asset backed financing to us.  Additionally, many financial institutions in Singapore require partial local ownership in order to provide financing.  These factors limit our access to certain conventional sources of working capital financing. If our cash flows and capital resources are insufficient to fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, or seek additional capital, which may not be available on terms acceptable to us, or at all. Our inability to generate or access working capital could have a material adverse effect on our operations and financial condition.

We may seek to access additional capital from entering into a sale/lease transaction involving our Huntsville, Texas facility, by establishing other borrowing arrangements or by issuing debt or equity securities.

As of January 31, 2026, under our Amended and Restated Articles of Incorporation, we are authorized to issue up to 40,000,000 shares of our Common Stock and 2,000,000 shares of Preferred Stock, of which 9,089,055 shares of Common Stock and no shares of Preferred Stock are issued and outstanding. We cannot predict the availability, size or price of any future issuances of Common Stock or Preferred Stock or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities or our ability to raise additional capital through stock issuances. Any additional issuances of Common Stock or securities convertible into, or exercisable or exchangeable for, such stock may ultimately result in dilution to the holders of stock, dilution in our future earnings per share and may have a material adverse effect upon the market price of the stock of the Company.

Subsequent to the close of fiscal 2026, Semap Pte Ltd entered into a trade finance facility with The Hong Kong Bank Corporation Limited, Singapore Branch (“HSBC Singapore”) for the issuance from time to time of letters of credit or bank guarantees.

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

In addition, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, hurricanes, floods, drought and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our customers. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a substantial major share of global energy use through 2030, and other private sector studies project continued growth in demand for the next two decades.

Our business could be negatively affected by security threats, including cybersecurity threats, and other disruptions.

We rely heavily on information systems to conduct and protect our business. As a result, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, and threats from terrorist acts. The Company is aware of one such security breach that has occurred in the past; however, after consultation with counsel and cybersecurity consultants, Management does not believe any sensitive information was breached.

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

As of January 31, 2026, we had approximately 157 employees and we expect to increase our number of employees and expand the scope and location of our operations. To manage our anticipated development, expansion and incurrence of additional expenses, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Members of our management team may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy.

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

Item 2. Properties

We occupy the following principal facilities, which we believe are adequately utilized for our continuing operations:

Location	Type of Facility	Size (in square feet)	Owned or Leased
Huntsville, Texas	Office and warehouse	30,000 (on six acres)	Owned
The Woodlands, Texas	Office	3,500	Leased
Singapore	Office and warehouse	20,000	Leased
Shepton Mallet, United Kingdom	Office and warehouse	10,000	Leased
Iskandar Puteri, Johor, Malaysia	Office and warehouse	76,700	Leased

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock, $0.01 par value per share (the "Common Stock") is traded on NASDAQ under the symbol “MIND.” As of April 16, 2026, there were approximately 6,992 beneficial holders of our Common Stock.

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

As of January 31, 2026, we had deposits in foreign banks equal to approximately $6.5 million. These funds may generally be transferred to our accounts in the United States without restriction. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the fourth quarter of fiscal 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our worldwide Seamap business includes Seamap Pte Ltd, MIND Maritime Acoustics, LLC, Seamap (Malaysia) Sdn Bhd and Seamap (UK) Ltd (collectively “Seamap”), which designs, manufactures and sells specialized marine seismic equipment.

Revenue from the Seamap business relates to sales of Seamap products, which operates from locations near Bristol, United Kingdom; Huntsville, Texas; Johor, Malaysia and in Singapore. The majority of our revenues are contracted through our Singapore subsidiary, Seamap Pte Ltd.  The majority of manufacturing activity is performed, and therefore the majority of our material purchases are made, by Seamap Pte Ltd or our Malaysian subsidiary, Seamap (Malaysia) Sdn Bhd.

Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

The following table presents certain operating information of our operations:

	Year Ended January 31,
	2026	2025
	(in thousands)
Revenues:
Sale of marine technology products	$40,947	$46,863
Cost of sales:
Sale of marine technology products	22,283	25,896
Gross profit	18,664	20,967
Operating expenses:
Selling, general and administrative	13,347	11,291
Research and development	1,586	1,914
Depreciation and amortization	873	944
Total operating expenses	15,806	14,149
Operating income	$2,858	$6,818

	Year Ended January 31,
	2026	2025
	(in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA
Net income	$750	$5,074
Depreciation and amortization	873	944
Provision for income taxes	2,151	1,984
EBITDA	3,774	8,002
Stock-based compensation	1,550	235
Adjusted EBITDA from continuing operations (1)	$5,324	$8,237
Reconciliation of Net Cash Provided by (Used In) Operating Activities to EBITDA
Net cash provided by operating activities	$2,586	$651
Stock-based compensation	(1,550)	(235)
Provision for inventory obsolescence	(227)	(68)
Changes in accounts receivable (current and long-term)	755	5,253
Taxes paid, net of refunds	2,202	1,654
Gain on sale of other equipment	—	457
Changes in inventory	(2,366)	441
Changes in accounts payable, accrued expenses and other current liabilities and deferred revenue	1,498	1,811
Changes in prepaid expenses and other current and long-term assets	895	(1,897)
Other	(19)	(65)
EBITDA(1)	$3,774	$8,002

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

Business Outlook

As of January 31, 2026, our backlog of firm orders for Seamap was approximately $13.9 million, which is a decrease of approximately 18% from the $16.9 million reported at January 31, 2025. We continue to pursue a number of other significant opportunities and expect to secure additional orders, primarily for delivery in fiscal 2027 and beyond. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

During fiscal 2026, we experienced a decline in order activity, as is evidenced by the decline in our backlog.  We believe this decline was due in large part to global economic and political uncertainty and believe this decline to be temporary.  Based on discussions with our customers and general industry commentary, we think the longer-term outlook for marine exploration and survey activity is very encouraging.  Recent disruptions in global energy markets due to the war in Iran are generally expected to result in renewed energy exploration and survey activity.  However, the reduced order activity does result in less visibility for fiscal 2027.  We maintain a robust and promising pipeline of prospects, the timing of which is uncertain. We expect the first quarter of fiscal 2027 to be comparable to recent quarters, but we have less visibility into subsequent periods.  Accordingly, it is more likely than not that revenue in fiscal 2027 will be less than that in fiscal 2026. Nonetheless, we expect to maintain positive Adjusted EBITDA for the full year of fiscal 2027.

However, no assurances of such results can be made, and there are a number of risks which could cause results to be less than anticipated. Those risks include the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled; and

•	Higher than anticipated costs.

Our operation can also be impacted by the following factors:

•	Extended lead time for key components;

•	Requirements for advance payments from some vendors for key components; and

•	Delays and uncertainties in the timing of orders due to customer delivery requirements.

We address three primary markets through our Seamap businesses -

•	Marine Survey;

•	Marine Exploration; and

•	Maritime Defense.

Specific applications within those markets include sea-floor survey, mineral and geophysical exploration and maritime security. We have existing technology and products that meet the needs in such markets -

•	Marine seismic equipment, such as GunLink and BuoyLink; and

•	Acoustic arrays, such as SeaLink

Despite the near-term uncertainty discussed above, we are optimistic for the future of the Company. We see a number of opportunities to add to our technology and to apply existing technology and products to new applications.

In response, we have initiated certain strategic initiatives in order to exploit the perceived opportunities including the following:

•	Product and production process refinements which would allow us to pursue larger projects for Sea Link systems;

•	Adaption or development of acoustic array technology for passive sonar arrays for use in maritime security applications;

•	Development of new products in cooperation with third parties;

•	Development of internally produced components in place of components currently sourced from third parties; and

•	Enhanced capabilities for existing products.

We also continue to explore ways in which to expand the scale of our operations. We think this can be achieved in a number of ways, including acquiring businesses, entering into business combinations or other strategic transactions or a potential sale of the Company. We are exploring all these options, but no assurance can be given that any such transactions will be pursued or consummated.

As we grow our business, we are also looking to control our costs. Over the past several fiscal years, we eliminated several executive and management level positions to control general and administrative costs. Should future financial results fall below our expectation, we may take further steps to reduce costs. Many of our costs, including raw materials and labor-related costs, are variable in nature. Accordingly, we believe we can reduce such costs commensurate with any declines in our business.

Results of Operations

For fiscal 2026 and 2025, we recorded operating income of approximately $2.9 million and $6.8 million respectively. The decline in fiscal 2026 operating results was driven primarily by decreases in revenue and increases in professional fees, stock-based compensation, and franchise tax expense.

Revenues and cost of sales were as follows:

	Year Ended January 31,
	2026	2025
	(in thousands)
Sale of marine technology products	$40,947	$46,863
Cost of sales	22,283	25,896
Gross profit	$18,664	$20,967
Gross profit margin	46%	45%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of a vessel in port so that our products can be installed. Accordingly, there can be significant variation in sales from one period to another, which does not necessarily indicate a fundamental change in demand for these products. The decline in fiscal 2026 revenue resulted from the timing of order deliveries and the impact of the reduced order activity discussed above. A significant portion of our revenues result from “after-market” activity such as spare parts, training, repairs and field service. In fiscal 2026 and fiscal 2025, approximately 60% and 37%, respectively, of our revenue related to these activities. Our gross profit margin remained essentially flat in fiscal 2026 as compared to fiscal 2025.

Operating Expenses

Selling, general and administrative expenses for fiscal 2026 amounted to approximately $13.3 million, compared to approximately $11.3 million in 2025. The year-over-year increase of approximately 17% is primarily the result of increased professional fees, stock-based compensation and franchise tax.

Research and development costs were approximately $1.6 million in fiscal 2026 as compared to approximately $1.9 million in fiscal 2025. The majority of these costs relate to the development of a next generation streamer system and related activities.

We did not record a provision for credit losses in fiscal 2026 or 2025. On January 31, 2026, and 2025, we had trade accounts and note receivables over 180 days past due of approximately $52,000 and $4,000, respectively. Contractual payment terms vary by customer and by contract and, under certain circumstances, we may grant extended payment terms to our customers. In our industry, and in our experience, it is not unusual for accounts to become delinquent from time-to-time, and this is not necessarily indicative of an account becoming uncollectable. As of January 31, 2026, and 2025 our allowance for credit losses receivable amounted to approximately $332,000.

Depreciation and amortization expense relates primarily to the depreciation of furniture and fixtures, office and manufacturing equipment and the amortization of intangible assets. Depreciation and amortization expense was approximately $873,000 and $944,000 for fiscal 2026 and 2025, respectively.  The decrease in depreciation and amortization expense in fiscal 2026 is due primarily to tangible and intangible assets becoming fully depreciated during the current fiscal year.

We periodically evaluate the recoverability of our long-lived assets. As of January 31, 2026, we performed a qualitative analysis of our long-lived assets and determined that there were no indicators of impairment for fiscal 2026.

Other Income and Expense

In fiscal 2026, we recorded other income of approximately $43,000, consisting primarily of interest income on interest bearing cash deposits. In fiscal 2025, we recorded other income of approximately $240,000, consisting primarily of gain from the sale of other assets.

Provision for Income Taxes

Our provision for income taxes for fiscal 2026 was approximately $2.2 million compared to approximately $2.0 million for fiscal 2025. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income or loss before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily in Singapore, which do not have net operating losses available to offset taxable income, and because valuation allowances have been recorded against increases in our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and several foreign jurisdictions.

Liquidity and Capital Resources

The Company has a recent history of generating operating income and positive EBITDA, including in fiscal 2026 and the two previous fiscal years.

As of January 31, 2026, the Company had working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2025, the Company did not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential financing secured by company owned real property, disciplined working capital commitments, and potentially securing a credit facility or some other form of financing.

Such belief is supported by the following factors and actions available to the Company:

•	The Company has no obligations or agreements containing “maintenance type” financial covenants.

•	The Company had working capital of approximately $37.4 million as of January 31, 2026, including cash of approximately $19.1 million.

•	In fiscal 2026, the Company generated approximately $2.6 million in cash flow from operating activities.

•	Should revenues be less than projected, the Company believes it is able, and has plans in place, to reduce costs proportionately in an effort to maintain positive cash flow.

•

The majority of the Company’s costs are variable in nature, such as raw materials and personnel related costs. The Company has recently eliminated several executive and management level positions, and additional reductions in operations, sales, and general and administrative headcount could be made, if deemed necessary by management.

•

During fiscal 2026 the Company established an at-the-market (“ATM”) offering of common stock from which it raised approximately $11.7 million.  Management believes additional capital could be raised through this facility should the need arise.

•

The Company owns unencumbered real estate near Huntsville, Texas which could be used to generate capital if needed through a mortgage or sale lease-back transaction. The appraised value of this property is approximately $5.0 million.

As of April 16, 2026, under our Amended and Restated Certificate of Incorporation, 40,000,000 shares of Common Stock are authorized, of which 9,089,055 are currently outstanding and approximately 52,000 are reserved for issuance pursuant to our Amended and Restated Stock Awards Plan, leaving approximately 30,860,000 available for future issuance.

Due to component shortages and long-lead times for certain items there are requirements in some cases to purchase items well in advance. Furthermore, some suppliers require prepayments to secure certain items. All of these factors combine to impact the Company’s working capital requirements. Furthermore, Management believes there are opportunities to increase production capacity and efficiencies. However, some of these opportunities may require investments such as production equipment or other fixed assets. If we are unable to meet suppliers' demands, we may not be able to produce products and fulfill orders from our customers.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	Year Ended January 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$2,586	$651
Net cash (used in) provided by investing activities	(663)	20
Net cash provided by (used in) financing activities	11,785	(619)
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(5)
Net increase in cash and cash equivalents	$13,714	$47

Cash Provided by Operating Activities. Cash provided by operating activities amounted to approximately $2.6 million in fiscal 2026, compared to approximately $651,000 in fiscal 2025. In fiscal 2026, the primary source of cash provided by operating activities was the consumption of inventories.

Cash Flows (Used in) Provided by Investing Activities. Cash used in investing activities during fiscal 2026 increased approximately $683,000 from fiscal 2025, due primarily to the build-out of the Huntsville facility in fiscal 2026.

Cash Flows Provided by (Used in) Financing Activities. Net cash provided by financing activities during fiscal 2026 consisted of approximately $11.8 million of sales of common stock primarily related to sales at the market. Net cash used in financing activities during fiscal 2025 consisted of approximately $619,000 of transaction costs associated with the conversion of the Preferred Stock.

As of January 31, 2026, we have no funded debt and no obligations containing restrictive financial covenants.

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

We have determined that, due to the potential requirement for additional investment and working capital to achieve our objectives, the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of January 31, 2026. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of January 31, 2026, we had deposits in foreign banks equal to approximately $6.5 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. These factors could limit our ability to pay cash dividends in the future.

Subsequent to the close of fiscal 2026, Semap Pte Ltd entered into a trade finance facility with The Hong Kong Bank Corporation Limited, Singapore Branch (“HSBC Singapore”) for the issuance from time to time of letters of credit or bank guarantees.

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

Inventory Obsolescence

We value our inventory based on our cost. We adjust the value of our inventory to the extent we determine that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, we may use estimates of future demand for our products to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. Our estimates related to inventory obsolescence are subject to uncertainty because we estimate future demand for our products based on historical activity which may not be an accurate indicator due to factors beyond our control and subject to change and variation. For fiscal 2026, we increased our inventory obsolescence reserve by approximately $58,000. In fiscal 2025 we increased our inventory obsolescence reserve by approximately $6,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of January 31, 2026, at the reasonable assurance level.

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

As required by Rule 13a-15(c) under the Exchange Act, our management, including our principal executive officers and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework in 2013. Based on this assessment, our management, including our principal executive officers and principal financial officer, concluded that, as of January 31, 2026, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the fiscal year ended January 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2026.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2026.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2026.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of January 31, 2026.

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

Exhibit Number	Document Description	Form	Exhibit Reference
2.1	Agreement and Plan of Merger dated as of August 3, 2020, by and between Mitcham Industries, Inc. and MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	2.1
3.1	Amended and Restated Certificate of Incorporation of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.3
3.2	Certificate of Amendment of Certificate of Incorporation of MIND Technology, Inc., effective as of October 12, 2023.	Current Report on Form 8-K, filed with the SEC on October 13, 2023.	3.1
3.3	Amended and Restated Bylaws of MIND Technology, Inc.	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.4
3.4	Texas Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020.	3.1
3.5	Delaware Certificate of Merger, effective as of August 3, 2020	Current Report on Form 8-K, filed with the SEC on August 7, 2020	3.2
4.1	Description of Securities	Annual report on Form 10-K, filed with the SEC on April 25, 2025	4.1

Exhibit Number	Document Description	Form	Exhibit Reference
10.1*	Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 31, 2013.	Appendix A
10.2*	First Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 16, 2016.	Appendix A
10.3*	Second Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Form S-8 filed with the SEC on September 5, 2019.	4.5
10.4*	Third Amendment to the Mitcham Industries, Inc. Amended and Restated Stock Awards Plan	Definitive Proxy Statement on Schedule 14A filed with the SEC on May 28, 2021.	Appendix A
10.5*	Form of Nonqualified Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.3
10.6*	Form of Restricted Stock Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.4
10.7*	Form of Incentive Stock Option Agreement under the Mitcham Industries, Inc. Stock Awards Plan	Report on Form 10-Q for the quarter ended July 31, 2006, filed with the SEC on September 12, 2006.	10.5
10.8*	Form of Restricted Stock Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.1
10.9*	Form of Nonqualified Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.2
10.10*	Form of Incentive Stock Option Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.4
10.11*	Form of Phantom Stock Award Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.5

Exhibit Number	Document Description	Form	Exhibit Reference
10.12*	Form of Stock Appreciation Rights Agreement (Stock Awards Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.6
10.13*	Form of Incentive Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.7
10.14*	Form of Nonqualified Stock Option Agreement (2000 Stock Option Plan)	Current Report on Form 8-K, filed with the SEC on September 8, 2004.	10.8
10.15*	Summary of Non-Employee Director Compensation	Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on April 29, 2022	10.15
10.16*	Employment Agreement between the Company and Robert P. Capps, dated September 11, 2017	Current Report on Form 8-K, filed with the SEC on September 15, 2017.	10.1
10.17*	Employment Agreement between the Company and Mark A Cox, dated January 24, 2025	Current Report on Form 8-K, filed with the SEC on January 24, 2025.	10.1
14.1	Code of Ethics.	Annual report on Form 10-K, filed with the SEC on April 25, 2025	14.1
19.1	Insider Trading Policy	Annual report on Form 10-K, filed with the SEC on April 25, 2025	19.1
21.1†	Subsidiaries of MIND Technology, Inc.
23.1†	Consent of Baker Tilly US, LLP
31.1†	Certification of Robert P. Capps, Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2†	Certification of Mark A. Cox, Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1†	Certification of Robert P. Capps, Chief Executive Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
32.2†	Certification of Mark A. Cox, Chief Financial Officer, under Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. § 1350
97.1	Clawback Policy	Annual Report on Form 10-K, filed with the SEC on April 25, 2025	97.1

Exhibit Number	Document Description	Form	Exhibit Reference
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation of Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April 2026.

MIND TECHNOLOGY, INC.

By:	/s/ ROBERT P. CAPPS
Robert P. Capps
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title/Capacity	Date
/s/ ROBERT P. CAPPS	President, Chief Executive Officer and Director	April 20, 2026
Robert P. Capps	(Principal Executive Officer)

/s/ MARK A. COX	Vice President and Chief Financial Officer	April 20, 2026
Mark A. Cox	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER H. BLUM	Non-Executive Chairman of the Board of Directors	April 20, 2026
Peter H. Blum

/s/ THOMAS S. GLANVILLE	Director	April 20, 2026
Thomas S. Glanville

/s/ WILLIAM H. HILARIDES	Director	April 20, 2026
William H. Hilarides

/s/ ALAN P. BADEN	Director	April 20, 2026
Alan P. Baden

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors

MIND Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MIND Technology, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Houston, Texas

April 20, 2026

We have served as the Company’s auditor since 2017.

MIND TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$19,050	$5,336
Accounts receivable, net of allowance for credit losses of $332 at January 31, 2026 and 2025	12,570	11,817
Inventories, net	11,150	13,745
Prepaid expenses and other current assets	2,114	1,217
Total current assets	44,884	32,115
Property and equipment, net	1,235	890
Operating lease right-of-use assets	1,092	1,320
Intangible assets, net	1,753	2,308
Deferred tax asset	302	87
Total assets	$49,266	$36,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214	$2,558
Deferred revenue	320	189
Customer deposits	971	1,603
Accrued expenses and other current liabilities	1,596	1,245
Income taxes payable	2,656	2,473
Operating lease liabilities - current	686	577
Total current liabilities	7,443	8,645
Operating lease liabilities - non-current	406	743
Total liabilities	7,849	9,388
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value; 2,000 shares authorized; no shares issued and outstanding at January 31, 2026 and January 31, 2025, respectively	—	—
Common stock $0.01 par value; 40,000 shares authorized; 9,089 and 7,969 shares issued and outstanding at January 31, 2026 and 2025, respectively	91	80
Additional paid-in capital	148,990	135,666
Accumulated deficit	(107,698)	(108,448)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	41,417	27,332
Total liabilities and stockholders’ equity	$49,266	$36,720

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2026	2025
Revenues:
Sale of marine technology products	$40,947	$46,863
Cost of sales:
Sale of marine technology products	22,283	25,896
Gross profit	18,664	20,967
Operating expenses:
Selling, general and administrative	13,347	11,291
Research and development	1,586	1,914
Depreciation and amortization	873	944
Total operating expenses	15,806	14,149
Operating income	2,858	6,818
Other income	43	240
Income before income taxes	2,901	7,058
Provision for income taxes	(2,151)	(1,984)
Net income	$750	$5,074
Gain on Preferred Stock conversion	$—	$14,785
Preferred stock dividends - undeclared	—	(2,256)
Net income attributable to common stockholders	$750	$17,603
Net income per common share - Basic and diluted	$0.09	$4.32
Shares used in computing income per common share:
Basic	8,258	4,078
Diluted	8,328	4,078

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended January 31,
	2026	2025
Net income	$750	$5,074
Comprehensive income	$750	$5,074

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended January 31, 2025 and 2026
	Common Stock		Preferred Stock

							Retained	Accumulated
					Additional		Earnings	Other
					Paid-In	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Total
Balances, January 31, 2024	1,406	14	1,683	37,779	113,121	—	(128,307)	34	22,641
Net income	—	—	—	—	—	—	5,074	—	5,074
Preferred stock conversion	6,563	66	(1,683)	(37,779)	22,310	—	14,785	—	(618)
Stock-based compensation	—	—	—	—	235	—	—	—	235
Balances, January 31, 2025	7,969	80	—	—	135,666	—	(108,448)	34	27,332
Net income	—	—	—	—	—	—	750	—	750
Exercise of stock options	38	—	—	—	235	—	—	—	235
Common stock offerings	1,082	11	—	—	11,539	—	—	—	11,550
Stock-based compensation	—	—	—	—	1,550	—	—	—	1,550
Balances, January 31, 2026	9,089	91	—	—	148,990	—	(107,698)	34	$41,417

The accompanying notes are an integral part of these consolidated financial statements.

MIND TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2026	2025
Cash flows from operating activities:
Net income	$750	$5,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	873	944
Stock-based compensation	1,550	235
Provision for inventory obsolescence	227	68
Gross profit from sale of other equipment	—	(457)
Deferred tax expense (benefit)	(215)	35
Changes in:
Accounts receivable	(735)	(5,246)
Unbilled revenue	(20)	(7)
Inventories	2,366	(441)
Income taxes receivable and payable	183	360
Accounts payable, accrued expenses and other current liabilities	(1,999)	45
Prepaid expenses and other current and long-term assets	(895)	1,897
Deferred revenue and customer deposits	501	(1,856)
Net cash provided by operating activities	2,586	651
Cash flows from investing activities:
Purchases of property and equipment	(663)	(437)
Sale of other assets	—	457
Net cash (used in) provided by investing activities	(663)	20
Cash flows from financing activities:
Preferred stock conversion transaction costs	—	(619)
Proceeds from issuance of common stock, net	11,785	—
Net cash provided by (used in) financing activities	11,785	(619)
Effect of changes in foreign exchange rates on cash and cash equivalents	6	(5)
Net increase in cash and cash equivalents	13,714	47
Cash and cash equivalents, beginning of period	5,336	5,289
Cash and cash equivalents, end of period	$19,050	$5,336

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

As of January 31, 2026, the Company had working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million, compared to working capital of approximately $23.5 million, including cash and cash equivalents of approximately $5.3 million, as of January 31, 2025. As of January 31, 2026, the Company did not have a credit facility in place and depends on cash on hand and cash flows from operations to satisfy its liquidity needs.  The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, potential financing secured by company owned real property, and potentially securing a credit facility or some other form of financing.

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

Revenue Recognition of Service Agreements—In some cases the Company provides on-going support services pursuant to contracts that generally have a term of 12 months. The Company recognizes revenue from these contracts ratably over the term of the contract. The Company may also provide support services on a time and material basis. Revenue from these arrangements is recognized as the services are provided. For certain new systems, the Company provides support services for up to 12 months at no additional charge. Any amounts attributable to these support obligations are immaterial. Revenues from service contracts for fiscal 2026 and 2025 were not material and as a result are not presented separately in the financial statements.

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

Product Warranties—Seamap provides its customers warranties against defects in materials and workmanship generally for a period of three months after delivery of the product. For fiscal 2026 and 2025, warranty expense was approximately $595,000 and $900,000, respectively.

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

The Company does not have any assets or liabilities that it measures at fair value on a recurring basis. The Company measures the fair values of intangibles and other long-lived assets on a non-recurring basis if required by impairment tests applicable to these assets. Based on the results of our qualitative reviews, no quantitative tests were applicable during fiscal years 2026 and 2025.

Leases—The Company determines if an arrangement is a lease at inception. Operating leases are recorded as right-of-use assets and operating lease liabilities. The Company does not recognize leases with an initial term of less than 12 months and does not separate lease and non-lease components. The Company has not entered into any financing leases.

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

Stock-Based Compensation—Stock-based compensation expense is recorded based on the grant date fair value of share-based awards. Restricted stock awards are valued at the closing price on the date of grant. Determining the grant date fair value for options requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our Common Stock price, the length of time an optionee will hold their options until exercising them (the “expected term”), and the number of options that will be forfeited before they are exercised (the “forfeiture rate”). We utilize various mathematical models in calculating the variables. Share-based compensation expense could be different if we used different models to calculate the variables. The fair value of stock-based compensation awards is amortized using a grading method over the requisite service period of the award, which is the vesting period of the related awards.

Earnings Per Share—Net income (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. Net income (loss) per diluted common share is computed using the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding Common Stock options having a dilutive effect using the treasury stock method, from unvested shares of restricted stock using the treasury stock method and from outstanding Common Stock warrants. For fiscal 2026 and 2025, the following table sets forth the number of potentially dilutive shares that may be issued pursuant to options, restricted stock and warrants outstanding used in the per share calculations.

	Year Ended
	January 31,
	2026	2025
	(in thousands)
Stock options	70	—
Total dilutive shares	70	—

For fiscal 2026 and 2025, respectively, potentially dilutive common shares, were immaterial and did not change the calculation of diluted income per share for those periods.

2. New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to enhance the disclosures public entities provide regarding significant segment expenses so that investors can better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for our annual periods beginning February 1, 2024 and interim periods within fiscal years beginning February 1, 2025. The adoption of this standard only impacted our disclosures. See Note 14- "Segment Reporting" for additional details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on February 1, 2025. The Company has revised its disclosures regarding income taxes (See Note 11-"Income Taxes") to comply with these new requirements and has adopted the standard prospectively.

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

3. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Twelve Months Ended January 31,
	2026	2025
	(in thousands)
Total revenue recognized at a point in time	$39,606	$45,189

Total revenue recognized over time	$1,341	$1,674
Total revenue from contracts with customers	$40,947	$46,863

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers:

	Twelve Months Ended January 31,
	2026	2025
Revenue from contracts with customers:	(in thousands)
United States	$3,005	$2,478
China	10,897	17,720
Norway	21,110	21,956
Turkey	2,116	634
Singapore	—	366
Japan	1,121	340
Other	2,698	3,369
Total revenue from contracts with customers	$40,947	$46,863

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

As of  January 31, 2026 and January 31, 2025, there were no significant outstanding liability balances for refunds or returns due to the nature of our contracts and the services and products we provide. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For fiscal 2026 and fiscal 2025, we did not recognize revenue from performance obligations satisfied in a prior periods.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. At January 31, 2024, our trade accounts receivable was approximately $6.6 million net of approximately $332,000 of allowance for credit losses.

Contract liabilities decreased by approximately $501,000 during fiscal 2026 due primarily to recognition of revenue during the year.

As of January 31, 2026 and 2025 contract assets and liabilities consisted of the following:

	January 31, 2026	January 31, 2025
Contract Assets:	(in thousands)
Contract assets, beginning balance	$20	$26
Revenue accrued	—	20
Amounts billed	(20)	(26)
Total unbilled revenue	$—	$20
Contract Liabilities:
Contract liabilities, beginning balance	$1,792	$3,649
Deferred revenue and customer deposits	1,230	1,526
Revenue recognized	(1,731)	(3,383)
Total deferred revenue & customer deposits	$1,291	$1,792

With respect to the disclosures above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

4. Supplemental Statements of Cash Flows Information

Supplemental disclosures of cash flows information for fiscal 2026 and 2025 were as follows (in thousands):

	Year Ended January 31,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities (See Note 7 - "Leases".)	$950	$834
Income taxes paid - federal	—	—
State-
Other	14	8
Income taxes paid - foreign
Singapore	2,066	1,343
United Kingdom	—	159
Other	122	144
Total income taxes paid	$2,202	$1,654

5. Inventories

Inventories consisted of the following (in thousands):

	As of January 31,
	2026	2025
Raw materials	$7,722	$8,485
Finished goods	2,845	3,980
Work in progress	2,178	2,817
Cost of inventories	12,745	15,282
Less allowance for obsolescence	(1,595)	(1,537)
Net inventories	$11,150	$13,745

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2026	2025
Furniture and fixtures	8,748	9,246
Autos and trucks	227	227
Land and buildings	1,585	997
Cost of property and equipment	10,560	10,470
Less accumulated depreciation	(9,325)	(9,580)
Net book value of property and equipment	$1,235	$890

Depreciation expense on property, plant and equipment was approximately $301,000 for fiscal 2026, and approximately $306,000 for fiscal 2025.

Location of property and equipment (in thousands):

	As of January 31,
	2026	2025
United States	$685	$384
United Kingdom	238	104
Singapore	34	92
Malaysia	278	310
Net book value of property and equipment	$1,235	$890

7. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia and The United Kingdom.

Lease expense for the twelve months ended  January 31, 2026 and 2025 was approximately $930,000 and $860,000, respectively, and was recorded as a component of operating income.

Supplemental balance sheet information related to leases as of  January 31, 2026 and 2025 was as follows (in thousands):

	As of January 31,
Lease	2026	2025
Assets
Operating lease right-of-use assets	$1,092	$1,320

Liabilities
Operating lease liabilities	$1,092	$1,320

Classification of lease liabilities
Current liabilities	$686	$577
Non-current liabilities	406	743
Total Operating lease liabilities	$1,092	$1,320

Lease-term and discount rate details as of  January 31, 2026 and 2025 were as follows:

	As of January 31,
Lease term and discount rate	2026	2025
Weighted average remaining lease term (years)
Operating leases	2.64	1.39

Weighted average discount rate:
Operating leases	15%	14%

Supplemental cash flow information related to leases on  January 31, 2026 and 2025 was as follows (in thousands):

	As of January 31,
Lease	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(930)	$(987)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$950	$834

Maturities of lease liabilities on  January 31, 2026 and 2025 were as follows (in thousands):

	As of January 31,
	2026	2025
2027	$789	$718
2028	292	526
2029	115	275
2030	46	35
2031	22	—
Thereafter	—	—
Total payments under lease agreements	$1,264	$1,554

Less: imputed interest	(172)	(234)
Total lease liabilities	$1,092	$1,320

8. Intangible Assets

Intangible assets consisted of the following:

		January 31, 2026			January 31, 2025
	Weighted
	Average	Gross		Net	Gross		Net
	Life at	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	1/31/2026	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	3.0	$7,472	$(5,911)	1,561	$7,472	$(5,501)	1,971
Customer relationships	—	4,884	(4,884)	—	4,884	(4,884)	—
Patents	0.6	2,540	(2,362)	178	2,540	(2,269)	271
Trade name	0.3	134	(130)	4	134	(121)	13
Other	0.1	498	(488)	10	481	(428)	53
Amortizable intangible assets		$15,528	$(13,775)	$1,753	$15,511	$(13,203)	$2,308

The Company did not record impairment of intangible assets during fiscal years 2026 and 2025.

Aggregate amortization expense was approximately $572,000 and $638,000 for fiscal 2026 and 2025, respectively. As of January 31, 2026, future estimated amortization expense related to amortizable intangible assets is estimated to be (in thousands):

For fiscal year ending January 31:
2027	$391
2028	312
2029	213
2030	213
2031	213
Thereafter	411
Total	$1,753

9. Stockholders’ Equity

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

On August 28, 2025, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Lucid Capital Markets, LLC (the “Lucid”), pursuant to which the Company may offer and sell up to $25.0 million of shares of it’s common stock through an at-the-market (“ATM”) offering program administered by Lucid. Under the Sales Agreement, Lucid is entitled to compensation of up to 2% of the gross proceeds from the sale of the Company’s common shares under the ATM offering program. The Company has no obligation to sell any of its shares under the Sales Agreement and may suspend solicitations and offers under the Sales Agreement at any time. During twelve-months period ended January 31, 2026, the Company sold approximately1.1 million shares of common stock at-the-market pursuant to the Sales Agreement. Proceeds from the sales of common stock, net of Lucid's commissions and other expenses, for the twelve-month period ended January 31, 2026 were approximately $11.7 million.

The Company has 40,000,000 shares of common stock authorized, of which 9,089,055 and 7,969,421 were issued as of January 31, 2026 and 2025, respectively.

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

For the twelve months ended January 31, 2026, Lucid received compensation of approximately$239,000 related to sales of common stock pursuant to the Sales Agreement. The Non-Executive Chairman of the Board received no portion of the compensation paid to Lucid. See Note 9 - "Stockholders' Equity" for discussion of the Company's entry into the Sales Agreement with Lucid.

11. Income Taxes

	Year Ended January 31,
	2026	2025
	(in thousands)
Income (loss) before income taxes is attributable to the following jurisdictions:
Domestic	$(8,333)	$(6,049)
Foreign	11,234	13,107
Total	$2,901	$7,058
The components of income tax expense (benefit) were as follows:
Current:
Domestic	$—	$2
Foreign	2,366	1,947
	2,366	1,949
Deferred:
Domestic	—	—
Foreign	(215)	35
	(215)	35
Income tax expense	$2,151	$1,984

The following is a reconciliation of expected to actual income tax expense:

	Amount	Percentage
Federal income tax at 21%	$609	21%
Nontaxable or nondeductible Items
Global intangible low tax income ("GILTI") inclusion	2,040	70.32%
Excess tax deficiency for share-based payments under ASU 2016-09	624	21.51%
Other reconciling items	(12)	(0.41%)
Changes in Valuation Allowance	(903)	(31.13%)
Foreign Tax Effects
Canada
Nondeductible Fines and Penalties	98	3.38%
Other	(34)	(1.17%)
United Kingdom
Changes in Valuation Allowance	196	6.76%
Deferred tax rate change	(180)
Other	23	0.79%
Singapore
Statutory tax rate difference between Singapore and U.S.	(428)	(14.75%)
Depreciation & Amortization	117	4.03%
Statutory Adjustments	441	15.20%
Other	(23)	(0.79%)
Malaysia
Changes in Valuation Allowance	(295)	(10.17%)
Statutory Adjustments	(164)	(5.65%)
Other	42	1.45%
	$2,151	74.15%

Year Ended
January 31,
2025

Federal income tax at 21%	$1,482
Taxes created by return to provision adjustments to prior year temporary differences	110
Global intangible low tax income ("GILTI") inclusion	2,449
Permanent differences	61
Foreign effective tax rate differential	(429)
Valuation allowance on deferred tax assets	(1,903)
Excess tax deficiency for share-based payments under ASU 2016-09	149
Other	65
$1,984

The components of the Company’s deferred taxes consisted of the following:

	As of January 31,
	2026	2025
	(in thousands)
Deferred tax assets:
Net operating losses	$24,820	$24,613
Tax credit carry forwards	334	334
Stock option book expense	278	581
Allowance for credit losses	97	98
Inventory	438	475
Accruals not yet deductible for tax purposes	132	113
Fixed assets	12	63
Intangible assets	1	948
Disallowed interest expense	100	98
Other	1,243	945
Gross deferred tax assets	27,455	28,268
Valuation allowance	(27,153)	(28,181)
Deferred tax assets	302	87
Deferred tax liabilities:
Other	—	—
Deferred tax liabilities	—	—
Unrecognized tax benefits	—	—
Total deferred tax liabilities, net	$—	$—

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

The Company has determined that, due to the potential requirement for additional investment and working capital to achieve its objectives, the undistributed earnings of foreign subsidiaries as of January 31, 2026, are not deemed indefinitely reinvested outside of the United States. However, determination of the amount of deferred taxes with respect to the undistributed foreign earnings is not practicable. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of January 31, 2026.

Included in deferred tax assets is approximately $278,000 related to stock-based compensation, including non-qualified stock options. Recent market prices for the Company’s Common Stock remain below the exercise price of a number of options outstanding as of January 31, 2026. Should the market price of the Company’s Common Stock remain below the exercise price of the options, these stock options will expire without exercise. In accordance with the provisions of ASC 718-740-10, a valuation allowance has not been computed based on the decline in stock price.

As of January 31, 2026, the Company has recorded valuation allowances of approximately $27.2 million related to deferred tax assets. These deferred tax assets relate primarily to net operating loss carryforwards in the United States and other jurisdictions. These net operating loss carry forwards are subject to limitation and future expiration. The valuation allowances were determined based on management’s judgment as to the likelihood that the deferred tax assets would not be realized. The judgment was based on an evaluation of available evidence, both positive and negative.

On  January 31, 2026, the Company had tax credit carry forwards of approximately $334,000, which amounts can be carried forward through at least 2027.

As of January 31, 2026, and 2025 the Company had no unrecognized tax benefits attributable to uncertain tax positions.

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

The Company files U.S. federal income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company’s U.S. federal tax returns are subject to examination by the IRS for fiscal years ended January 31, 2022, through 2026. The Company’s tax returns may also be subject to examination by state and local revenue authorities for fiscal years ended January 31, 2021, through 2026. The Company’s Singapore income tax returns are subject to examination by the Singapore tax authorities for fiscal years ended January 31, 2018, through 2026. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2019 through January 31, 2026.

12. Commitments and Contingencies

Purchase Obligations—On  January 31, 2026 and January 31, 2025, the Company had approximately $3.3 million and $4.7 million in purchase orders outstanding, respectively.

13. Stock Option Plans

At January 31, 2026, the Company had stock-based compensation plans as described in more detail below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2026 and 2025 was approximately $1.6 million and $235,000, respectively. The Company recognizes stock-based compensation costs net of a forfeiture rate for only those awards expected to vest over the requisite service period of the award. The Company estimates the forfeiture rate based on its historical experience regarding employee terminations and forfeitures.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon the simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation. The weighted average grant-date fair value of options granted during fiscal 2026 and 2025 was $6.38 and $4.24, respectively. The assumptions for the periods indicated are noted in the following table.

Weighted average Black-Scholes-Merton fair value assumptions

	Year Ended January 31,
	2026	2025
Risk free interest rate	3.85%-3.85%	3.54-4.47%
Expected life (in years)	6	5.52-6.87
Expected volatility	85%	66-82%
Expected dividend yield	0.00%	0.00%

Cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) are classified as financing out-flows and operating in-flows. The Company had no excess tax benefits during fiscal 2026 and 2025.

The Company has share-based awards outstanding under the MIND Technology, Inc. Stock Awards Plan (“the Plan”). Stock options granted and outstanding under the Plan generally vest evenly over three years and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s Common Stock on the option grant date. As of January 31, 2026, there were approximately 52,000 shares available for grant under the Plan. The Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units and phantom stock. New shares are issued upon vesting for restricted stock and upon exercise for options.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the fiscal year ended January 31, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding, January 31, 2025	621	$11.93	7.93	$—
Granted	420	8.64
Exercised	(38)	6.18
Forfeited	(1)	7.90
Expired	(82)	29.60
Outstanding, January 31, 2026	920	$9.08	8.72	$—
Exercisable at January 31, 2026	221	$13.92	6.78	$—
Nonvested at January 31, 2026	699	$7.55	9.34	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2026. This amount changes based upon the market value of the Company’s Common Stock. Approximately 38,000 options were exercised during fiscal 2026. No options were exercised during fiscal 2025. The fair value of options that vested during the fiscal years ended  January 31, 2026 and 2025 was approximately $1.7 million and $695,000, respectively. For fiscal 2026 and fiscal 2025 approximately 221,000 and 160,000 options vested, respectively.

As of January 31, 2026, there was approximately $2.8 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.7 years.

As of  January 31, 2026, and January 31, 2025, there was no unvested restricted stock.

14. Segment Reporting

At January 31, 2026, Seamap is the Company’s sole reporting segment.

Seamap - Our Seamap segment provides the following:

•	GunLink seismic source acquisition and control systems
•	BuoyLink relative global navigation satellite positioning systems
•	SeaLink marine sensors and solid streamer systems

Our Seamap segment provides services and products, including engineering, repairs and software licensing, utilized in marine exploration, marine survey and maritime security for marine survey companies, seismic survey contractors, research institutes, non-military government organizations and operators of port facilities and other offshore installations.

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	Year Ended January 31,
	2026			2025
	Seamap	Corporate Expenses	Consolidated	Seamap	Corporate Expenses	Consolidated
Revenues	$40,947	$-	$40,947	$46,863	$-	$46,863
Cost of sales	22,283	-	22,283	25,896	-	25,896
Selling, general and administrative	6,301	7,046	13,347	6,293	4,998	11,291
Research and development	1,252	334	1,586	1,610	304	1,914
Depreciation and amortization expense	864	9	873	926	18	944
Operating income (loss)	10,247	(7,389)	2,858	12,138	(5,320)	6,818
Capital expenditures	625	38	663	416	21	437

Corporate selling, general and administrative expense primarily includes payroll of corporate personnel, Directors' fees, professional services, rental expense, and certain insurance expense.

The following table presents a reconciliation of operating income (loss) to income before income taxes (in thousands):

	As of January 31,
	2026	2025
Seamap	10,247	12,138
Corporate Expenses	(7,389)	(5,320)
Operating income	2,858	6,818

Interest income	151	4
Other (expense) income	(108)	236
Income before income taxes	2,901	7,058

Total assets by business segment is set forth below (in thousands):

	Year Ended January 31,
Assets	2026	2025
Seamap	$36,177	$35,740
Corporate	13,089	980
Total Assets	$49,266	$36,720

Revenue

During the fiscal year ended January 31, 2026, four Seamap customers individually exceeded 10% of total revenue in the amounts of approximately $7.4 million, $7.1 million, $6.7 million and $4.8 million. During the fiscal year ended  January 31, 2025, two Seamap customers individually exceeded 10% of total revenue, in the amounts of approximately $16.9 million and $10.1 million.

Depreciation and Amortization Expense

Depreciation expense on property, plant and equipment, reflected in the table above, was approximately $301,000 for fiscal 2026 and approximately $306,000 for fiscal 2025. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $572,000 in fiscal 2026 and approximately $638,000 in fiscal 2025. Essentially all depreciation and amortization relate to the Seamap segment. Depreciation and amortization in Corporate Expenses relate to software for the corporate ERP and computer equipment.

Assets

All property, plant and equipment are allocated to the Seamap segment. Corporate assets primarily consist of cash, right of use assets for an operating lease, and prepaid expenses.

Geographic Operating Areas

For fiscal 2026 and 2025, $1.1 million and $1.3 million, respectively, of right-of-use operating lease assets are included in the following table which summarizes Property and Equipment, Net and Right-of-Use Operating Lease Assets by geographic area:

	Year Ended January 31,
	2026	2025
Property and Equipment, Net and Right-of-Use Operating Lease Assets
Foreign:
The United Kingdom	$480	$245
Singapore	402	711
Malaysia	610	391
Total Foreign	1,492	1,347
United States	835	863
Total PP&E net and ROU Assets	$2,327	$2,210

Revenue is based on the location of our customers. See Note 3-"Revenue from Contracts with Customers" for disclosure of revenue by geographic area.

15. Concentrations

Credit Risk— As of January 31, 2026, we had three customers that individually exceeded 10% of consolidated accounts receivable. As of January 31, 2025, we had two customers that individually exceeded 10% of consolidated accounts receivable.

Revenue Risk— In fiscal 2026 and 2025, our single largest customer accounted for approximately 18% and 36%, respectively, of our consolidated revenues, with these revenues being generated from the Seamap segment. Together, our five largest customers accounted for approximately 69% and 73% of our consolidated revenues in fiscal 2026 and fiscal 2025, respectively.

Cash Risk—The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $6.5 million and $4.8 million at January 31, 2026 and January 31, 2025, respectively, are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Supplier Concentration—The Company has satisfactory relationships with its suppliers. However, should those relationships deteriorate, the Company may have difficulty in obtaining new technology requested by its customers and maintaining the existing equipment in accordance with manufacturers’ specifications.

16. Subsequent events

On March 17, 2026, the Company has entered into a trade finance facility with HSBC Singapore for the issuance from time to time of letters of credit or bank guarantees. The Company has entered into this facility to provide flexibility for potential future projects and to allow the Company to respond efficiently and economically as these potential projects may arise. As of April 16, 2026, there has been no activity associated with this trade facility.

SCHEDULE II

MIND TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C(1)	Col. C(2)		Col. D		Col. E
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other		Deductions		Balance at End
Description	of Period	Expenses	Accounts		Describe		of Period
Allowance for credit losses
January 31, 2026	$332	—	—	(a)	—	(b)	$332
January 31, 2025	$332	—	—	(a)	—	(b)	$332
Allowance for obsolete inventory
January 31, 2026	$1,537	227	—	(a)	(169)	(c)	$1,595
January 31, 2025	$1,531	68	—	(a)	(62)	(c)	$1,537

(a)	Represents translation differences.
(b)	Represents recoveries and uncollectible accounts written off.
(c)	Represents sale or scrap of inventory and obsolete equipment.