Form 10-Q
period 2026-04-30
MIND TECHNOLOGY, INC
filed 2026-06-11
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,089,055 shares of common stock, $0.01 par value, were outstanding as of June 10, 2026.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	April 30, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$17,656	$19,050
Accounts receivable, net of allowance for credit losses of $332 at each of April 30, 2026 and January 31, 2026	16,515	12,570
Inventories, net	10,977	11,150
Prepaid expenses and other current assets	1,593	2,114
Total current assets	46,741	44,884
Property and equipment, net	1,196	1,235
Operating lease right-of-use assets	910	1,092
Intangible assets, net	1,614	1,753
Deferred tax asset	302	302
Total assets	$50,763	$49,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,499	$1,214
Deferred revenue	598	320
Customer deposits	901	971
Accrued expenses and other current liabilities	2,610	1,596
Income taxes payable	2,721	2,656
Operating lease liabilities - current	655	686
Total current liabilities	8,984	7,443
Operating lease liabilities - non-current	255	406
Total liabilities	9,239	7,849
Stockholders’ equity:
Common stock, $0.01 par value; 40,000 shares authorized; 9,089 shares issued and outstanding at April 30, 2026 and at January 31, 2026	91	91
Additional paid-in capital	149,508	148,990
Accumulated deficit	(108,109)	(107,698)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	41,524	41,417
Total liabilities and stockholders’ equity	$50,763	$49,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended April 30,
	2026	2025
Revenues:
Sales of marine technology products	$9,672	$7,902
Cost of sales:
Sales of marine technology products	5,575	4,571
Gross profit	4,097	3,331
Operating expenses:
Selling, general and administrative	3,545	3,384
Research and development	310	380
Depreciation and amortization	228	225
Total operating expenses	4,083	3,989
Operating income (loss)	14	(658)
Other income (expense):
Other, net	51	(18)
Total other income (expense)	51	(18)
Income (loss) before income taxes	65	(676)
Provision for income taxes	(476)	(294)
Net loss	$(411)	$(970)
Net loss per common share - Basic and diluted	$(0.05)	$(0.12)
Shares used in computing net loss per common share:
Basic and diluted	9,089	7,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2026	2025
Net loss	$(411)	$(970)
Comprehensive loss	$(411)	$(970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(411)	$(970)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	228	225
Stock-based compensation	518	272
Provision for inventory obsolescence	—	15
Changes in:
Accounts receivable	(3,961)	3,969
Unbilled revenue	17	16
Inventories	172	282
Prepaid expenses and other current and long-term assets	521	(92)
Income taxes receivable and payable	65	208
Accounts payable, accrued expenses and other current liabilities	1,713	(386)
Deferred revenue and customer deposits	(208)	529
Net cash (used in) provided by operating activities	(1,346)	4,068
Cash flows from investing activities:
Purchases of property and equipment	(48)	(237)
Net cash used in investing activities	(48)	(237)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	—	5
Net change in cash and cash equivalents	(1,394)	3,836
Cash and cash equivalents, beginning of period	19,050	5,336
Cash and cash equivalents, end of period	$17,656	$9,172
Supplemental cash flow information:
Income taxes paid	$411	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2026	9,089	$91	—	$—	$148,990	$—	$(107,698)	$34	$41,417
Net loss	—	—	—	—	—	—	(411)	—	(411)
Stock-based compensation	—	—	—	—	518	—	—	—	518
Balances, April 30, 2026	9,089	$91	—	$—	$149,508	$—	$(108,109)	$34	$41,524

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2025	7,969	$80	—	$—	$135,666	$—	$(108,448)	$34	$27,332
Net loss	—	—	—	—	—	—	(970)	—	(970)
Stock-based compensation	—	—	—	—	272	—	—	—	272
Balances, April 30, 2025	7,969	$80	$—	$—	$135,938	$—	$(109,418)	$34	$26,634

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

Liquidity—As of April 30, 2026, the Company had working capital of approximately $37.8 million, including cash and cash equivalents of approximately $17.7 million, compared to working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million as of January 31, 2026. The Company has a trade finance facility with HSBC Singapore for the issuance from time-to-time of letters of credit or bank guarantees for up to $5.0 million. As of June 10, 2026, there has been no activity associated with the trade facility. The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations and disciplined working capital management.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. During the three months ended April 30, 2026, there were no changes to those accounting policies.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2026, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 (“fiscal 2026”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2026, the results of operations for the three-months ended April 30, 2026 and 2025, the cash flows for the three months ended April 30, 2026 and 2025, and the statement of stockholders’ equity for the three-months ended April 30, 2026 and 2025, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2027 (“fiscal 2027”).

3. New Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU intends to improve the guidance for interim reporting and clarify when that guidance is applicable. ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for the Company for annual periods beginning February 1, 2027, and interim periods within fiscal years beginning February 1, 2028. The Company is evaluating the new guidance to determine the impact it will have on the disclosures to its consolidated financial statements.

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended April 30,
	2026	2025
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$9,055	$7,556
Revenue recognized over time:
Total revenue recognized over time	617	346
Total revenue from contracts with customers	$9,672	$7,902

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers' headquarters:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
United States	$162	$550
China	4,887	776
Norway	3,640	3,275
Turkey	145	227
Singapore	—	1,027
The Netherlands	694	209
Japan	—	678
Other	144	1,160
Total revenue from contracts with customers	$9,672	$7,902

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

As of April 30, 2026 and January 31, 2026, due to the nature of our contracts and the services and products we provide, there were no significant outstanding liability balances for refunds or returns. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For the three months ended April 30, 2026 and April 30, 2025, we did not recognize revenue from performance obligations satisfied in a prior period.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact on our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. Contract liabilities increased by approximately $208,000 during the three months ended April 30, 2026 due primarily to additional deferred revenue during the current fiscal year.

As of April 30, 2026, and April 30, 2025, contract assets and liabilities consisted of the following:

	April 30, 2026	April 30, 2025
Contract Assets:	(in thousands)
Contract Assets, beginning balance	$20	$20
Revenue accrued	$4	$42
Amounts billed	$(20)	$(20)
Total unbilled revenue	$4	$42
Contract Liabilities:
Contract liabilities, beginning balance	$1,291	$1,792
Deferred revenue and customer deposits	$423	$1,574
Revenue recognized	$(215)	$(1,045)
Total deferred revenue & customer deposits	$1,499	$2,321

With respect to the presentation of contract assets and liabilities above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

5. Balance Sheet

	April 30, 2026	January 31, 2026
	(in thousands)
Inventories:
Raw materials	$7,218	$7,722
Finished goods	2,761	2,845
Work in progress	2,378	2,178
Cost of inventories	12,357	12,745
Less allowance for obsolescence	(1,380)	(1,595)
Total inventories, net	$10,977	$11,150

	April 30, 2026	January 31, 2026
	(in thousands)
Property and equipment:
Furniture and fixtures	$8,769	$8,748
Autos and trucks	227	227
Land and buildings	1,612	1,585
Cost of property and equipment	10,608	10,560
Accumulated depreciation and amortization	(9,412)	(9,325)
Total property and equipment, net	$1,196	$1,235

As of January 31, 2026, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2026. Since  January 31, 2026, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of April 30, 2026. Depreciation expense on property and equipment for the three months ended April 30, 2026 and April 30, 2025 was approximately $115,000 and $77,000, respectively

6. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three months ended April 30, 2026, was approximately $232,000. Lease expense for the three months ended April 30, 2025, was approximately $232,000, and was recorded as a component of operating income.

Supplemental balance sheet information related to leases as of April 30, 2026 and January 31, 2026 was as follows:

Lease	April 30, 2026	January 31, 2026
Assets	(in thousands)
Operating lease assets	$910	$1,092

Liabilities
Operating lease liabilities	$910	$1,092

Classification of lease liabilities
Current liabilities	$655	$686
Non-current liabilities	255	406
Total Operating lease liabilities	$910	$1,092

Lease-term and discount rate details as of April 30, 2026 and January 31, 2026 were as follows:

Lease term and discount rate	April 30, 2026	January 31, 2026
Weighted average remaining lease term (years)
Operating leases	1.13	2.64

Weighted average discount rate:
Operating leases	15%	15%

The weighted average discount rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended April 30,
Lease	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(232)	$(232)

Changes in lease balances resulting from new and modified leases:
Operating leases	$—	$112

Maturities of lease liabilities as of  April 30, 2026 were as follows:

April 30, 2026
(in thousands)
2027	$579
2028	282
2029	115
2030	46
2031	22
Thereafter	—
Total payments under lease agreements	$1,044

Less: imputed interest	(134)
Total lease liabilities	$910

7. Intangible Assets

		April 30, 2026			January 31, 2026
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	April 30, 2026	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	2.9	7,472	(6,016)	1,456	7,472	(5,911)	1,561
Customer relationships	—	4,884	(4,884)	—	4,884	(4,884)	—
Patents	0.6	2,540	(2,383)	157	2,540	(2,362)	178
Trade name	0.1	134	(133)	1	134	(130)	4
Other	—	495	(495)	—	498	(488)	10
Intangible assets		$15,525	$(13,911)	$1,614	$15,528	$(13,775)	$1,753

On January 31, 2026, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the three months ended April 30, 2026, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $113,000 and $148,000 for the three months ended April 30, 2026, and April 30, 2025, respectively. As of April 30, 2026, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2027	$253
2028	315
2029	213
2030	213
2031	213
Thereafter	407
Total	$1,614

8. Income Taxes

For the three-month period ended April 30, 2026, our income tax expense was approximately $476,000 on pre-tax income of approximately $65,000. For the three-month period ended April 30, 2025, the income tax expense was approximately $294,000, on a pre-tax loss of approximately $676,000. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because we do not benefit from tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including the United Kingdom.

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

The Company files U.S. federal and state income tax returns as well as separate returns for its foreign subsidiaries within their local jurisdictions. The Company's U.S. federal tax returns are subject to examination by the Internal Revenue Service for fiscal years ended January 31, 2022 through 2026. The Company’s tax returns may also be subject to examination by state and local tax authorities for fiscal years ending  January 31, 2021 through 2026. The Company's Singapore income tax returns are subject to examination by the Singapore tax authorities for the fiscal years ended January 31, 2018, through 2026. The Company’s tax returns in other foreign jurisdictions are generally subject to examination for the fiscal years ended January 31, 2019 through 2026.

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of April 30, 2026. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of April 30, 2026.

For the three-month period ended April 30, 2026 and 2025, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

9. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended April 30, 2026 and April 30, 2025, dilutive potential common shares outstanding had no effect on the calculation of earnings per share. The total basic weighted average common shares outstanding for the three months ended April 30, 2026, and  April 30, 2025, was approximately 9.1 million and 8.0 million shares, respectively.

On August 28, 2025, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Lucid Capital Markets, LLC (“Lucid”), pursuant to which the Company may offer and sell up to $25.0 million of shares of the Company’s common stock, par value $0.01 per share, through an at-the-market (“ATM”) offering program administered by Lucid. Under the Sales Agreement, Lucid is entitled to compensation of up to 2% of the gross proceeds from the sale of Shares (the "Shares") under the ATM offering program. The Company has no obligation to sell any of the Shares under the Sales Agreement and may suspend solicitations and offers under the Sales Agreement at any time. During the three months ended April 30, 2026, the Company did not have any activity related to the Sales Agreement.

10. Related Party Transaction

In February 2025, the Company retained Lucid to provide advisor and arrangement services (the "Services Agreement") for investigation and analysis of opportunities for growth and additional scale. During fiscal 2026, Lucid received $100,000 in retainer fees for such potential services. The Vice Chairman of Lucid is the Non-Executive Chairman of the Company's board of directors (the "Board"). Our Non-Executive Chairman of the Board received no portion of the above-mentioned compensation.

For the three months ended April 30, 2026, the Company did not have any activity related to the Sales Agreement or the Services Agreement and no compensation related to either agreement was received by Lucid.

11. Equity and Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three-month periods ended April 30, 2026 and   April 30, 2025, was approximately $518,000 and $272,000, respectively.

12. Segment Reporting

Seamap is the Company’s sole reportable segment and contains the following product and service lines:

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

Our chief operating decision maker ("CODM") is our chief executive officer. Our CODM analyzes segment performance using revenue and operating income. Inter-company revenue and expenses have been eliminated in the reported revenue and operating income. Our CODM considers revenue and operating income in the annual budgeting and forecasting process and analyzes these on a periodic basis when making determinations on the allocation of resources.

Financial information by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended April 30,
	2026			2025
	Seamap	Corporate Expenses	Consolidated	Seamap	Corporate Expenses	Consolidated
Revenues	$9,672	$—	$9,672	$7,902	$—	$7,902
Cost of sales	5,575	—	5,575	4,571	—	4,571
Selling, general and administrative	1,426	2,119	3,545	1,676	1,708	3,384
Research and development	222	88	310	302	78	380
Depreciation and amortization expense	228	—	228	221	4	225
Operating income (loss)	2,221	(2,207)	14	1,132	(1,790)	(658)
Capital expenditures	48	—	48	211	26	237

Corporate selling, general and administrative expense primarily includes salary and benefit costs of corporate personnel, directors’ fees, professional services, office rent, and insurance premiums.

The following table presents a reconciliation of operating income (loss) to income (loss) before income taxes (in thousands):

	Three Months Ended April 30,
	2026	2025
Seamap	2,221	1,132
Corporate Expenses	(2,207)	(1,790)
Operating income (expense)	14	(658)

Other income (expense)	51	(18)
Income (loss) before income taxes	65	(676)

Total assets by business segment is set forth below (in thousands):

	As of April 30,
	2026	2025
Seamap	$38,855	$35,574
Corporate	11,908	652
Total Assets	$50,763	$36,226

Depreciation and Amortization Expense

Depreciation expense on property and equipment, reflected in the table above, was approximately $115,000 and $77,000 for the three months ended April 30, 2026 and April 30, 2025, respectively. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $113,000 for the three months ended April 30, 2026 and approximately $148,000 for the three months ended April 30, 2025. Essentially all depreciation and amortization expense relates to the Seamap segment.

Assets

All property and equipment is allocated to the Seamap segment. Corporate assets primarily consist of cash, right of use assets for an operating lease, and prepaid corporate expenses.

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

For additional information regarding known material factors that could cause our actual results to differ materially from our projected results, please see (1) Part II, “Item 1A. Risk Factors” of this Form 10-Q, (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and (3) the Company’s other filings filed with the SEC from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management believes that the performance of our Seamap segment is indicated by revenues from sales of products and by gross profit from those sales. Management monitors EBITDA and Adjusted EBITDA, both as defined and reconciled to the most directly comparable financial measures calculated and presented in accordance with United States generally accepted accounting principles (“GAAP”), in the following table, as key indicators of our overall performance and liquidity.

	For the Three Months Ended April 30,
	2026	2025
Reconciliation of Net loss to EBITDA and Adjusted EBITDA	(in thousands)
Net loss	$(411)	$(970)
Depreciation and amortization	228	225
Provision for income taxes	476	294
EBITDA (1)	293	(451)
Stock-based compensation	518	272
Adjusted EBITDA (1)	$811	$(179)
Reconciliation of Net Cash (Used in) Provided by Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$(1,346)	$4,068
Stock-based compensation	(518)	(272)
Provision for inventory obsolescence	—	(15)
Changes in accounts receivable	3,944	(3,985)
Taxes paid, net of refunds	411	80
Changes in inventory	(172)	(282)
Changes in accounts payable, accrued expenses and other current liabilities, deferred revenue and customer deposits	(1,505)	(143)
Changes in prepaid expenses and other current and long-term assets	(521)	92
Other	—	6
EBITDA (1)	$293	$(451)

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

Our results of operations can experience fluctuations in activity levels due to a number of factors outside of our control. These factors include budgetary or financial concerns, supply chain issues, labor issues, inclement weather, and geopolitical events. See Part II, Item 1A- “Risk Factors.”

Business Outlook

Our financial performance has improved significantly in recent periods, evidenced by the fact that we generated operating income in each of the past three fiscal years.  This has been due to increased demand within our primary markets and efforts to reduce costs and improve product margins.

Recently, we have experienced decreased visibility for future business activity, as partially indicated by decreased firm backlog as discussed below.  We believe this is due in large part to uncertainties in the marine exploration and survey markets.  Global economic, political and security concerns have, in our opinion, contributed to this uncertainty.  As an example, certain of our customers have experienced disruptions in operations due to the current conflict in the Middle East.  However, we believe these disruptions are temporary and that the longer-term outlook in the marine exploration and survey market is quite positive.  Certain of our customers have recently reported increasing backlogs and many industry commentators predict a strong resurgence in marine exploration and survey activity.

As of April 30, 2026, our backlog of firm orders was approximately $7.6 million, compared to approximately $13.9 million as of January 31, 2026. We believe a significant portion of our current backlog will be completed and shipped by the end of fiscal 2027. In addition to our backlog of firm orders, we have a significant pipeline of pending and potential orders, and we have recently identified new opportunities for later this fiscal year and subsequent periods. We believe our backlog of firm orders, pending and potential orders, and identified new opportunities provide a solid revenue outlook for the balance of fiscal 2027. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on this visibility and expected delivery schedules, we expect a decline in revenue in fiscal 2027 from the level of revenue recognized in fiscal 2026.  While our long-term outlook for our existing product lines is optimistic, the outlook for fiscal 2027 is less clear.  We believe this expected decline in fiscal 2027 revenue is due to recent delays in certain projects and temporary changes in capital allocations by ultimate end-users.  We are currently pursuing a number of initiatives, including new products and significant project opportunities, which we believe could have a positive impact on our future financial results.

During fiscal 2026, our facility in Huntsville, Texas underwent an expansion to handle an expected increase in activity. As a result, repair and production activities were suspended for several months until the expansion activities were completed and repair and production operations resumed in the third quarter of fiscal 2026. We expect incremental activity and increased revenue from this facility in fiscal 2027.

Our revenues tend to fluctuate from quarter to quarter due to delivery schedules and other factors, including the following:

•	Inability of our customers to accept delivery of orders as scheduled;

•	Cancellation of orders;

•	Production difficulties, including supply chain disruptions, which could delay the completion of orders as scheduled;

•	Anticipated orders not being received as expected; and

•	Other unanticipated delays beyond our control.

In our Seamap segment, we address the marine survey and exploration markets. We see a number of opportunities to add to our technology and to apply existing technology and products to new applications. We also continue to pursue initiatives to further expand our product offerings. These initiatives include new internally developed technology, introduction of new products based on our existing technology, technology obtained through partnering arrangements with others and a combination of all of these efforts. However, we can give no assurance that any of these initiatives will ultimately have a material impact on our financial position or results of operations.

We believe the following developments within the marine technology industry may have a significant impact on our business:

•	Increased activity within the marine exploration space, including applications for alternative energy projects such as offshore windfarms and carbon capture projects;

•	Increased marine exploration for oil and gas as a result of recent disruptins in Middle East supplies; and

•	Demand for economical, commercially developed, technology for maritime security applications.

In an effort to exploit these, and other, developments and perceived opportunities, we have prioritized certain strategic initiatives, including adaption of our SeaLink solid streamer technology to:

•	Alternative applications, such as hydrographic surveys for windfarm and carbon capture projects; and

•	Maritime security applications.

We believe that the above applications expand our addressable markets and provide opportunities for further revenue growth.

We also believe there are other initiatives that can expand our business and enhance stockholder value.  These include development of new technology and products, the acquisition of technology, products or businesses or the combination with other companies.  We continue to identify and evaluate these opportunities.  We believe the Company is well positioned to take advantage of any such opportunities should they arise.

General inflation levels have increased in recently due in part to supply chain issues, increased energy costs and geopolitical uncertainty. In addition, shortages of certain components, such as electronic components, have caused prices for available components to increase in some cases. Although these factors have had a negative impact on our costs, our revenues and results of operations have not been materially impacted by inflation or changing prices in the past several years.

Results of Operations

Revenues for the three months ended April 30, 2026 were approximately $9.7 million, compared to approximately $7.9 million for the three months ended April 30, 2025,. For the three months ended April 30, 2026, we generated operating income of approximately $14,000, compared to an operating loss of approximately $658,000 for the three months ended April 30, 2025. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended
	April 30,
	2026	2025
	(in thousands)
Revenue	$9,672	$7,902
Cost of sales	5,575	4,571
Gross profit	$4,097	$3,331
Gross profit margin	42%	42%
Percentage of revenue by source:
System sales	50%	29%
After market activity	50%	71%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of the vessel in port so that our products can be delivered and installed. Accordingly, sales can significantly vary from one period to another. The remaining sales relate to “after-market” activity such as the sale of spare parts, repairs and services. The gross profit margin in the three-month period ended April 30, 2026 remained consistent with the prior year comparable period.

Operating Expenses

General and administrative expenses for the three months ended April 30, 2026, were approximately $3.5 million compared to approximately $3.4 million for the three months ended April 30, 2025 and $3.3 million for the three months ended January 31, 2026. The increase compared to the three months ended April 30, 2025, primarily relates to higher stock-based compensation expense and the increase compared to the three months ended January 31, 2026 primarily relates to the timing of incentive compensation awards.

Research and development costs were approximately $310,000 for the three- month period ended April 30, 2026, compared to approximately $380,000 for the three-month period ended April 30, 2025. Costs in each of the periods are related primarily to development of our next generation towed streamer system and other new products.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, decreased primarily attributable to assets becoming fully depreciated and amortized over the year. These costs were approximately $228,000 and $225,000 in the three-month periods ended April 30, 2026, and April 30, 2025, respectively.

Other Income and Expense

Other income recognized for the three months ended April 30, 2026, related primarily to interest income on cash balances.  Other losses recognized for the three months ended April 30, 2025 related primarily to foreign exchange losses.

Provision for Income Taxes

For the three months ended April 30, 2026, our income tax expense was approximately $476,000 on pre-tax income of approximately $65,000. For the three months ended April 30, 2025, our income tax expense was approximately $294,000 on a pre-tax loss of approximately $676,000. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily Singapore, which do not have net operating losses available to offset taxable income, and because we do not benefit from tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including the United Kingdom.

Liquidity and Capital Resources

The Company has generated income from operations and positive Adjusted EBITDA for each of the past three fiscal years.  The Company also generated net income from operations and cash provided by operating activities for each of fiscal 2025 and fiscal 2026.

As of April 30, 2026, the Company had working capital of approximately $37.8 million, including cash and cash equivalents of approximately $17.7 million, compared to working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million, as of January 31, 2026. On March 17, 2026, the Company entered into a trade finance facility with The Hong Kong Bank Corporation Limited, Singapore Branch (“HSBC Singapore”) for the issuance, from time to time, of letters of credit or bank guarantees. The Company has entered into this facility to provide flexibility for potential future projects and to allow the Company to respond efficiently and economically as these potential projects may arise. As of June 10, 2026, there has been no activity associated with this trade facility.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, disciplined working capital management, the issuance of equity securities or some other form of financing.

In September 2025 we initiated an at-the-market “ATM” offering program whereby we may issue common stock from time to time for gross proceeds of up to $25.0 million. We believe our ATM program allows us to raise capital quickly and efficiently should the need arise, such as for an acquisition or other business expansion.  Additionally, this facility allows us to raise capital in the event the price of our common stock reflects a market value at which we believe adding capital, at or above that price, to be non-dilutive.  To date, we have issued approximately 1.1 million shares of common stock pursuant to the ATM and generated net proceeds of approximately $11.7 million.  Concurrently with establishing the ATM program, our Board of Directors authorized the buyback of up to $4.0 million of our common stock.  This repurchase program will allow us to move quickly and efficiently should we believe market conditions indicate that the purchase of our own common stock is the best use of our capital. To date we have not repurchased any shares of common stock pursuant to our repurchase program.  We believe both of these liquidity programs are consistent with our stated objective of furthering stockholder value by whatever means feasible.

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Three Months Ended
	April 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(1,346)	$4,068
Net cash used in investing activities	(48)	(237)
Net cash provided by financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	—	5
Net (decrease) increase in cash and cash equivalents	$(1,394)	$3,836

As of April 30, 2026, we had working capital of approximately $37.8 million, including cash and cash equivalents of approximately $17.7 million, as compared to working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million, at January 31, 2026.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $1.3 million in the first three months of fiscal 2027 as compared to cash provided by operating activities of approximately $4.1 million in the first three months of fiscal 2026. The decrease in net cash provided by operating activities was due mainly to increases in accounts receivable.

Cash Flows from Investing Activities. Net cash used in investing activities during the first three months of fiscal 2026 relates primarily to the purchase of assets and investment related to the expansion of our facility in Huntsville, Texas.

Cash Flows from Financing Activities. For the three months ended April 30, 2026 and April 30, 2025, there was no cash flow related to financing activities.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of April 30, 2026. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of April 30, 2026, we had deposits in foreign banks equal to approximately $6.1 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2026. There have been no material changes to our critical accounting estimates during the three-month period ended April 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. As of April 30, 2026, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $577,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $58,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of April 30, 2026, we had no interest bearing debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of April 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings, individually or collectively, that we believe could have a material adverse effect on our results of operations or financial condition or is otherwise material.

Item 1A. Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2026, which risks could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2026. The risks described in our Annual Report on Form 10-K for the year ended January 31, 2026, are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

During the three months ended April 30, 2026, no director or officer entered into, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

MIND TECHNOLOGY, INC.

Date: June 11, 2026	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)