Form 10-Q
period 2026-07-31
MIND TECHNOLOGY, INC
filed 2026-09-09
CIK 926423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,089,055 shares of common stock, $0.01 par value, were outstanding as of September 8, 2026.

MIND TECHNOLOGY, INC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	July 31, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$15,758	$19,050
Accounts receivable, net of allowance for credit losses of $332 at each of July 31, 2026 and January 31, 2026	15,034	12,570
Inventories, net	10,526	11,150
Prepaid expenses and other current assets	1,536	2,114
Total current assets	42,854	44,884
Property and equipment, net	1,163	1,235
Operating lease right-of-use assets	839	1,092
Intangible assets, net	1,532	1,753
Deferred tax asset	302	302
Total assets	$46,690	$49,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$607	$1,214
Deferred revenue	373	320
Customer deposits	434	971
Accrued expenses and other current liabilities	2,040	1,596
Income taxes payable	2,064	2,656
Operating lease liabilities - current	678	686
Total current liabilities	6,196	7,443
Operating lease liabilities - non-current	161	406
Total liabilities	6,357	7,849
Stockholders’ equity:
Common stock, $0.01 par value; 40,000 shares authorized; 9,089 shares issued and outstanding at July 31, 2026 and at January 31, 2026	91	91
Additional paid-in capital	150,051	148,990
Accumulated deficit	(109,843)	(107,698)
Accumulated other comprehensive gain	34	34
Total stockholders’ equity	40,333	41,417
Total liabilities and stockholders’ equity	$46,690	$49,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2026	2025	2026	2025
Revenues:
Sales of marine technology products	$5,622	$13,561	$15,294	$21,463
Cost of sales:
Sales of marine technology products	3,532	6,732	9,107	11,303
Gross profit	2,090	6,829	6,187	10,160
Operating expenses:
Selling, general and administrative	3,255	3,637	6,800	7,021
Research and development	407	311	717	691
Depreciation and amortization	224	217	452	442
Total operating expenses	3,886	4,165	7,969	8,154
Operating (loss) income	(1,796)	2,664	(1,782)	2,006
Other income (expense):
Other, net	80	(65)	131	(83)
Total other income (expense)	80	(65)	131	(83)
(Loss) income before income taxes	(1,716)	2,599	(1,651)	1,923
Provision for income taxes	(18)	(670)	(494)	(964)
Net (loss) income	$(1,734)	$1,929	$(2,145)	$959
Net (loss) income per common share - Basic and diluted	$(0.19)	$0.24	$(0.24)	$0.12
Shares used in computing net loss and income per common share:
Basic and diluted	9,089	7,969	9,089	7,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2026	2025	2026	2025
Net (loss) income	$(1,734)	$1,929	$(2,145)	$959
Comprehensive (loss) income	$(1,734)	$1,929	(2,145)	959

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(2,145)	$959
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	452	442
Stock-based compensation	1,061	553
Provision for inventory obsolescence	45	30
Changes in:
Accounts receivable	(2,471)	979
Unbilled revenue	7	(90)
Inventories	578	1,896
Prepaid expenses and other current and long-term assets	578	66
Income taxes receivable and payable	(592)	(81)
Accounts payable, accrued expenses and other current liabilities	(165)	(23)
Deferred revenue and customer deposits	(484)	(1,822)
Net cash (used in) provided by operating activities	(3,136)	2,909
Cash flows from investing activities:
Purchases of property and equipment	(156)	(419)
Net cash used in investing activities	(156)	(419)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	—	6
Net change in cash and cash equivalents	(3,292)	2,496
Cash and cash equivalents, beginning of period	19,050	5,336
Cash and cash equivalents, end of period	$15,758	$7,832
Supplemental cash flow information:
Income taxes paid	$1,115	$1,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIND TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Preferred Stock					Accumulated
					Additional			Other
					Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Gain	Total
Balances, January 31, 2026	9,089	$91	—	$—	$148,990	$—	$(107,698)	$34	$41,417
Net loss	—	—	—	—	—	—	(411)	—	(411)
Stock-based compensation	—	—	—	—	518	—	—	—	518
Balances, April 30, 2026	9,089	$91	—	$—	$149,508	$—	$(108,109)	$34	$41,524
Net loss	—	—	—	—	—	—	(1,734)	—	(1,734)
Stock-based compensation	—	—	—	—	543	—	—	—	543
Balances, July 31, 2026	9,089	$91	—	$—	$150,051	$—	$(109,843)	$34	$40,333

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

Liquidity—As of July 31, 2026, the Company had working capital of approximately $36.7 million, including cash and cash equivalents of approximately $15.8 million, compared to working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million as of January 31, 2026. The Company has a trade finance facility with HSBC Singapore for the issuance from time-to-time of letters of credit or bank guarantees for up to $5.0 million. As of September 9, 2026, there has been no activity associated with the trade facility.

We have recently experienced delays in payments from certain customers, reportedly due to disruptions in their operations and cash flow brought about by the war in Iran.  As of July 31, 2026 accounts receivable related to the delayed payments amounted to approximately $12.6 million, of which $1.9 million has been subsequently collected.  The majority of the remaining balance is due from a subsidiary of a major foreign oil company.  We have received periodic installments on this balance and are confident the remaining amounts will be fully collected.  However, this has resulted in a decline in our anticipated cash flows from operations for the six months ended July 31, 2026.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations and disciplined working capital management.

Summary of Significant Accounting Policies—We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. During the three and six months ended July 31, 2026, there were no changes to those accounting policies.

2. Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2026, for the Company has been derived from audited consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 (“fiscal 2026”). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2026, the results of operations for the three and six -months ended July 31, 2026 and 2025, the cash flows for the six months ended July 31, 2026 and 2025, and the statement of stockholders’ equity for the three and six -months ended July 31, 2026 and 2025, have been included in these condensed consolidated financial statements. The foregoing interim results are not necessarily indicative of the results of operations to be expected for the full fiscal year ending January 31, 2027 (“fiscal 2027”).

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

4. Revenue from Contracts with Customers

The following table presents revenue from contracts with customers disaggregated by timing of revenue recognition:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue recognized at a point in time:	(in thousands)
Total revenue recognized at a point in time	$5,338	$13,215	$14,394	$20,771
Revenue recognized over time:
Total revenue recognized over time	284	346	900	692
Total revenue from contracts with customers	$5,622	$13,561	$15,294	$21,463

The following table presents revenue from contracts with customers disaggregated by geography, based on the location of our customers' headquarters:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(in thousands)
United States	$970	$736	$1,132	$1,286
China	240	770	$5,127	$1,546
Norway	2,282	8,906	$5,922	$12,181
Turkey	820	982	$965	$1,209
Singapore	—	1,413	$—	$2,440
The Netherlands	862	—	1,556	—
Japan	84	272	84	950
Other	364	482	508	1,851
Total revenue from contracts with customers	$5,622	$13,561	$15,294	$21,463

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

As of July 31, 2026 and January 31, 2026, due to the nature of our contracts and the services and products we provide, there were no significant outstanding liability balances for refunds or returns. Our warranties are limited to assurance warranties that are of a standard length and are not considered to be material rights. For the six months ended July 31, 2026 and July 31, 2025, we did not recognize revenue from performance obligations satisfied in a prior period.

Contract Balances

Prepayments and deferred revenue on SMAs have a significant impact on our contract liabilities. Considering the products manufactured and sold by our Seamap business and the Company’s standard contract terms and conditions, we expect our contract assets and liabilities to turn over, on average, within a three to six-month period. We do not have any long-term service contracts or related long-term contract assets or liabilities. Costs to obtain and fulfill contracts are considered immaterial and are expensed during the period when incurred. Contract liabilities decreased by approximately $484,000 during the six months ended July 31, 2026 due primarily to realization of customer deposits during the current fiscal year.

As of July 31, 2026, and July 31, 2025, contract assets and liabilities consisted of the following:

	July 31, 2026	July 31, 2025
Contract Assets:	(in thousands)
Contract Assets, beginning balance	$—	$20
Revenue accrued	$7	$12
Amounts billed	$—	$(20)
Total unbilled revenue	$7	$12
Contract Liabilities:
Contract liabilities, beginning balance	$1,291	$1,792
Deferred revenue and customer deposits	$239	$1,186
Revenue recognized	$(723)	$(1,646)
Total deferred revenue & customer deposits	$807	$1,332

With respect to the presentation of contract assets and liabilities above, sales and transaction-based taxes are excluded from revenue. Also, we expense costs incurred to obtain contracts because the amortization period would be one year or less. These costs are recorded in selling, general and administrative expenses.

5. Balance Sheet

	July 31, 2026	January 31, 2026
	(in thousands)
Inventories:
Raw materials	$6,974	$7,722
Finished goods	3,325	2,845
Work in progress	1,652	2,178
Cost of inventories	11,951	12,745
Less allowance for obsolescence	(1,425)	(1,595)
Total inventories, net	$10,526	$11,150

	July 31, 2026	January 31, 2026
	(in thousands)
Property and equipment:
Furniture and fixtures	$8,821	$8,748
Autos and trucks	227	227
Land and buildings	1,612	1,585
Cost of property and equipment	10,660	10,560
Accumulated depreciation and amortization	(9,497)	(9,325)
Total property and equipment, net	$1,163	$1,235

As of January 31, 2026, the Company completed an annual review of property and equipment noting no indications that the recorded value of assets may not be recoverable, and no impairment was recorded for fiscal 2026. Since  January 31, 2026, there have been no changes to the market, economic or legal environment in which the Company operates or overall performance of the Company, that would, in the aggregate, indicate additional impairment analysis is necessary as of July 31, 2026. Depreciation expense on property and equipment for the three and six months ended July 31, 2026 was approximately $85,000 and $174,000, respectively. Depreciation expense on property and equipment for the three and six months ended  July 31, 2025 was approximately $72,000 and $148,000, respectively.

6. Leases

The Company has certain non-cancelable operating lease agreements for office, production and warehouse space in Texas, Singapore, Malaysia, and the United Kingdom.

Lease expense for the three and six months ended July 31, 2026, was approximately $234,000 and $469,000, respectively. Lease expense for the three and six months ended July 31, 2025, was approximately $232,000, and $464,000, respectively. Lease exspense is recorded as a component of operating income.

Supplemental balance sheet information related to leases as of July 31, 2026 and January 31, 2026 was as follows:

Lease	July 31, 2026	January 31, 2026
Assets	(in thousands)
Operating lease assets	$839	$1,092

Liabilities
Operating lease liabilities	$839	$1,092

Classification of lease liabilities
Current liabilities	$678	$686
Non-current liabilities	161	406
Total Operating lease liabilities	$839	$1,092

Lease-term and discount rate details as of July 31, 2026 and January 31, 2026 were as follows:

Lease term and discount rate	July 31, 2026	January 31, 2026
Weighted average remaining lease term (years)
Operating leases	1.03	2.64

Weighted average discount rate:
Operating leases	15%	15%

The weighted average discount rate was calculated using the Company's weighted average cost of capital.

Supplemental cash flow information related to leases was as follows:

	For the Six Months Ended July 31,
Lease	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	(in thousands)
Operating cash flows from operating leases	$(469)	$(464)

Changes in lease balances resulting from new and modified leases:
Operating leases	$116	$112

Maturities of lease liabilities as of  July 31, 2026 were as follows:

July 31, 2026
(in thousands)
2027	$483
2028	282
2029	115
2030	46
2031	23
Thereafter	—
Total payments under lease agreements	$949

Less: imputed interest	(110)
Total lease liabilities	$839

7. Intangible Assets

		July 31, 2026			January 31, 2026
	Weighted
	Average Life at	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	July 31, 2026	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)			(in thousands)
Proprietary rights	2.7	7,472	(6,087)	1,385	7,472	(5,911)	1,561
Customer relationships	—	4,884	(4,884)	—	4,884	(4,884)	—
Patents	0.5	2,540	(2,407)	133	2,540	(2,362)	178
Trade name	—	134	(134)	—	134	(130)	4
Other	—	509	(495)	14	498	(488)	10
Intangible assets		$15,539	$(14,007)	$1,532	$15,528	$(13,775)	$1,753

On January 31, 2026, the Company completed an annual review of amortizable intangible assets. Based on a review of qualitative factors, it was determined that there were no events or changes in circumstances indicating that the carrying value of amortizable intangible assets was not recoverable. During the six months ended July 31, 2026, there have been no substantive indicators of impairment.

Aggregate amortization expense was approximately $139,000 and $279,000 for the three and six months ended July 31, 2026, respectively, and approximately $145,000 and $294,000 for the three and six months ended July 31, 2025, respectively. As of July 31, 2026, future estimated amortization expense related to amortizable intangible assets was estimated to be:

For fiscal years ending January 31,	(in thousands)
2027	$157
2028	312
2029	213
2030	213
2031	213
Thereafter	424
Total	$1,532

8. Income Taxes

For the three- and six-month periods ended July 31, 2026, our income tax expense was approximately $18,000 and $494,000, respectively, on pre-tax loss of approximately $1.7 million and $1.7 million, respectively. For the three and six-month periods ended July 31, 2025, the income tax expense was approximately $670,000 and $964,000, respectively, on a pre-tax income of approximately $2.6 million and $1.9 million, respectively. The variance between our actual provision and the expected provision when applying the U.S. statutory rate of 21% is due primarily to the impact of income taxes accrued in certain foreign jurisdictions, mainly Singapore, which do not have net operating losses available to offset taxable income, and because we do not benefit from tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including the United Kingdom.

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

The Company has determined that the undistributed earnings of foreign subsidiaries are not deemed to be indefinitely reinvested outside of the United States as of July 31, 2026. Furthermore, the Company has concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial. Therefore, the Company has not recorded a deferred tax liability associated with the undistributed foreign earnings as of July 31, 2026.

For the three- and six-month periods ended July 31, 2026 and 2025, the Company did not recognize any tax expense or benefit related to uncertain tax positions.

9. Earnings per Share

Net income per basic common share is computed using the weighted average number of common shares outstanding during the period, excluding unvested restricted stock. Net income per diluted common share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method. Potential common shares result from the assumed exercise of outstanding common stock options having a dilutive effect and from the assumed vesting of unvested shares of restricted stock. For the three months ended July 31, 2026 and July 31, 2025, dilutive potential common shares outstanding had no effect on the calculation of earnings per share. The total basic weighted average common shares outstanding for the three months ended July 31, 2026, and  July 31, 2025, was approximately 9.1 million and 8.0 million shares, respectively.

On August 28, 2025, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Lucid Capital Markets, LLC (“Lucid”), pursuant to which the Company may offer and sell up to $25.0 million of shares of the Company’s common stock, par value $0.01 per share, through an at-the-market (“ATM”) offering program administered by Lucid. Under the Sales Agreement, Lucid is entitled to compensation of up to 2% of the gross proceeds from the sale of Shares (the "Shares") under the ATM offering program. The Company has no obligation to sell any of the Shares under the Sales Agreement and may suspend solicitations and offers under the Sales Agreement at any time. During the six months ended July 31, 2026, the Company did not have any activity related to the Sales Agreement.

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

For the six months ended July 31, 2026, the Company did not have any activity related to the Sales Agreement or the Services Agreement and no compensation related to either agreement was received by Lucid.

11. Equity and Stock-Based Compensation

Total compensation expense recognized for stock-based awards granted under the Company’s equity incentive plan during the three and six-month periods ended July 31, 2026, was approximately $518,000 and $1.1 million, respectively, and for the three and six-month periods ended  July 31, 2025, was approximately $281,000 and $553,000, respectively.

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

Financial information by business segment is set forth below net of any allocations (in thousands):

	Three Months Ended July 31,
	2026			2025
	Seamap	Corporate Expenses	Consolidated	Seamap	Corporate Expenses	Consolidated
Revenues	$5,622	$—	$5,622	$13,561	$—	$13,561
Cost of sales	3,532	—	3,532	6,732	—	6,732
Selling, general and administrative	1,689	1,566	3,255	1,629	2,008	3,637
Research and development	296	111	407	206	105	311
Depreciation and amortization expense	224	—	224	213	4	217
Operating (loss) income	(119)	(1,677)	(1,796)	4,781	(2,117)	2,664
Capital expenditures	88	20	108	181	1	182

	Six Months Ended July 31,
	2026			2025
	Seamap	Corporate Expenses	Consolidated	Seamap	Corporate Expenses	Consolidated
Revenues	$15,294	$—	$15,294	$21,463	$—	$21,463
Cost of sales	9,107	—	9,107	11,303	—	11,303
Selling, general and administrative	3,115	3,685	6,800	3,306	3,715	7,021
Research and development	518	199	717	508	183	691
Depreciation and amortization expense	452	—	452	433	9	442
Operating income (loss)	2,102	(3,884)	(1,782)	5,913	(3,907)	2,006
Capital expenditures	136	20	156	392	27	419

Corporate selling, general and administrative expense primarily includes salary and benefit costs of corporate personnel, directors’ fees, professional services, office rent, and insurance premiums.

The following table presents a reconciliation of operating income (loss) to income (loss) before income taxes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Seamap	(119)	4,781	2,102	5,913
Corporate Expenses	(1,677)	(2,117)	(3,884)	(3,907)
Operating (loss) income	(1,796)	2,664	(1,782)	2,006

Other income (expense)	80	(65)	131	(83)
Income (loss) before income taxes	(1,716)	2,599	(1,651)	1,923

Total assets by business segment is set forth below (in thousands):

	As of July 31,
	2026	2025
Seamap	$34,953	$31,353
Corporate	11,737	4,478
Total Assets	$46,690	$35,831

Depreciation and Amortization Expense

Depreciation expense on property and equipment, reflected in the table above, was approximately $85,000 and $174,000 for the three and six months ended July 31, 2026, respectively and approximately $72,000 and $148,000 for the three and six months ended  July 31, 2025, respectively. Amortization expense primarily relating to intangible assets, reflected in the table above was approximately $139,000 and $279,000 for the three and six months ended July 31, 2026, respectively, and approximately $145,000 and $294,000 for the three and six months ended July 31, 2025. Essentially all depreciation and amortization expense relates to the Seamap segment.

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

•	demands from suppliers for advance payments could increase our need for working capital; inability to access such working capital could impede our ability to complete orders;
•	increased competition;
•	loss of key suppliers;
•	intellectual property claims by third parties;
•	the effect of uncertainty in financial markets on our customers’ and our ability to obtain financing;
•	our ability to successfully execute strategic initiatives to grow our business;
•	uncertainties regarding our foreign operations, including political, economic, currency, environmental regulation and export compliance risks;
•	fluctuations due to circumstances beyond our control or that of our customers;
•	defaults by customers on amounts due to us;
•	possible impairment of our long-lived assets due to technological obsolescence or changes in anticipated cash flow generated from those assets;
•	inability to obtain funding or to obtain funding under acceptable terms;
•	inflation and price volatility in the global economy that could negatively impact our business and results of operations;
•	the consequences of future geopolitical events, which we cannot predict but which may adversely affect the markets in which we operate, our operations, or our results of operations; and
•	negative impacts to our business from security threats, including cybersecurity threats, and other disruptions; and

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

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2026	2025	2026	2025
Reconciliation of Net (loss) income to EBITDA and Adjusted EBITDA	(in thousands)
Net (loss) income	$(1,734)	$1,929	$(2,145)	$959
Depreciation and amortization	224	217	452	442
Provision for income taxes	18	670	494	964
EBITDA (1)	(1,492)	2,816	(1,199)	2,365
Stock-based compensation	543	281	1,061	553
Adjusted EBITDA (1)	$(949)	$3,097	$(138)	$2,918
Reconciliation of Net Cash (Used in) Provided by Operating Activities to EBITDA
Net cash (used in) provided by operating activities	$(1,790)	$(1,159)	$(3,136)	$2,909
Stock-based compensation	(543)	(281)	(1,061)	(553)
Provision for inventory obsolescence	(45)	(15)	(45)	(30)
Changes in accounts receivable	(1,480)	3,096	2,464	(889)
Taxes paid, net of refunds	704	969	1,115	1,049
Changes in inventory	(406)	(1,614)	(578)	(1,896)
Changes in accounts payable, accrued expenses and other current liabilities, deferred revenue and customer deposits	2,155	1,988	649	1,845
Changes in prepaid expenses and other current and long-term assets	(57)	(158)	(578)	(66)
Other	(30)	(10)	(29)	(4)
EBITDA (1)	$(1,492)	$2,816	$(1,199)	$2,365

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

Business Outlook

Recently, we have experienced decreased visibility for future business activity, as partially indicated by decreased firm backlog as discussed below.  We believe this is due in large part to uncertainties in the marine exploration and survey markets.  Global economic, political and security concerns have, in our opinion, contributed to this uncertainty. The on-going war with Iran has created additional uncertainty and disruptions. Certain of our customers have experienced disruptions in operations due to the current conflict in Iran. Such disruptions have caused pauses in on-going operations, delays in payments and delays in the award and commencement of anticipated projects. Despite these near-term challenges, we believe the disruptions are temporary and that the longer-term outlook in the marine exploration and survey market is quite positive.  Certain of our customers have recently reported increasing backlogs for projects outside of the Middle East and many industry commentators predict a strong resurgence in marine exploration and survey activity.

As of July 31, 2026, our backlog of firm orders was approximately $4.8 million, compared to approximately $13.9 million as of January 31, 2026. We believe a significant portion of our current backlog will be completed and shipped by the end of fiscal 2027. In addition to our backlog of firm orders, we have a significant pipeline of pending and potential orders, and we have recently identified new opportunities for later this fiscal year and subsequent periods. However, the timing of many of these opportunities is uncertain and we believe the recent reduced level of activity will continue at least through the third quarter of fiscal 2027. The level of backlog at a particular point in time may not necessarily be indicative of results in subsequent periods as the size and delivery period of individual orders can vary significantly.

Based on this visibility and expected delivery schedules, we expect a decline in revenue in fiscal 2027 from the level of revenue recognized in fiscal 2026.  While our long-term outlook for our existing product lines is optimistic, the outlook for fiscal 2027 is less clear.  We believe this expected decline in fiscal 2027 revenue is due to recent delays in certain projects and temporary changes in capital allocations by ultimate end-users.  We are currently pursuing a number of initiatives, including the development of new products and significant project opportunities, some of which could have a positive impact on our future financial results, although there can be no assurance as to the magnitude or timing of any such contributions.

During fiscal 2026, our facility in Huntsville, Texas underwent an expansion to handle an expected increase in activity. As a result, repair and production activities were suspended for several months until the expansion activities were completed and repair and production operations resumed in the third quarter of fiscal 2026. We expect incremental activity and increased revenue from this facility in fiscal 2027 and beyond.

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

We believe the following developments within the marine technology industry may have a significant impact on our business:

•	Increased activity within the marine exploration space, including applications for alternative energy projects such as offshore windfarms and carbon capture projects;

•	Increased marine exploration for oil and gas as a result of recent disruptions in Middle East supplies; and

•	Demand for economical, commercially developed, technology for maritime security applications.

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

We also believe there are other initiatives that can expand our business and enhance stockholder value.  These include development of new technology and products, the acquisition of technology, products or businesses or the combination with other companies.  We continue to actively identify and evaluate these opportunities.  We believe the Company is well positioned to take advantage of any such opportunities should they arise.

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

Results of Operations

Revenues for the three and six months ended July 31, 2026 were approximately $5.6 million and $15.3 million, respectively, compared to approximately $13.6 million and $21.5 million for the three and six months ended July 31, 2025, respectively. For the three and six months ended July 31, 2026, we generated an operating loss of approximately $1.8 million and $1.8 million, respectively, compared to operating income of approximately $2.7 million and $2.0 million for the three and six months ended July 31, 2025, respectively. A more detailed explanation of these variations follows.

Revenues and Cost of Sales

Revenues and cost of sales for our Seamap segment were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$5,622	$13,561	$15,294	$21,463
Cost of sales	3,532	6,732	9,107	11,303
Gross profit	$2,090	$6,829	$6,187	$10,160
Gross profit margin	37%	50%	40%	47%
Percentage of revenue by source:
System sales	15%	34%	37%	32%
After-market activity	85%	66%	63%	68%

A significant portion of Seamap’s sales consist of large discrete orders, the timing of which is dictated by our customers. This timing generally relates to the availability of the vessel in port so that our products can be delivered and installed. Accordingly, sales can significantly vary from one period to another. The remaining sales relate to “after-market” activity such as the sale of spare parts, repairs and services. The gross profit margin in the six-month period ended July 31, 2026 decreased to 40% from 47% in the six-month period ended July 31, 2025 primarily attributable to the impact of unabsorbed overhead. The decline in gross margin was despite a higher percentage of after-market activity in the fiscal 2027 periods.  After-market orders generally generate a higher gross margin than system sales.

Operating Expenses

General and administrative expenses for the three and six months ended July 31, 2026, were approximately $3.3 million and $6.8 million, respectively, compared to approximately $3.6 million and $7.0 million for the three and six months ended July 31, 2025, respectively. The decrease to the comparable prior year periods primarily relates to lower professional fee expense due to one-time, non-recurring project costs incurred in the prior year periods.

Research and development costs were approximately $407,000 and $717,000 for the three and six-month periods ended July 31, 2026, respectively, compared to approximately $311,000 and $691,000 for the three and six-month periods ended July 31, 2025, respectively. Costs in each of the periods are related primarily to development of our next generation towed streamer system and other new products.

Depreciation and amortization expense, which includes depreciation of equipment, furniture and fixtures and the amortization of intangible assets, was approximately $224,000 and $452,000 in the three and six-month periods ended July 31, 2026, respectively, and approximately $217,000 and $442,000 for the three and six-month periods ended July 31, 2025, respectively.

Other Income and Expense

Other income recognized for the three and six months ended July 31, 2026, related primarily to interest income on cash balances.  Other losses recognized for the three and six months ended July 31, 2025 related primarily to foreign exchange losses.

Provision for Income Taxes

For the three and six months ended July 31, 2026, our income tax expense was approximately $18,000 and $494,000, respectively, on pre-tax losses of approximately $1.7 million and $1.7 million, respectively. For the three and six months ended July 31, 2025, our income tax expense was approximately $670,000 and $964,000, respectively on pre-tax income of approximately $2.6 million and $1.9 million, respectively. These amounts differed from the result expected when applying the U.S. statutory rate of 21% to our income before income taxes for the respective periods due primarily to the impact of income taxes accrued in certain foreign jurisdictions, primarily Singapore, which do not have net operating losses available to offset taxable income, and because we do not benefit from tax losses in the U.S. and certain foreign jurisdictions where we have valuation allowances recorded against our deferred tax assets. Valuation allowances have been provided against all deferred tax assets in the United States and certain foreign jurisdictions, including the United Kingdom.

Liquidity and Capital Resources

The Company has generated income from operations and positive Adjusted EBITDA for each of the past three fiscal years.  The Company also generated income from operations and cash provided by operating activities for each of fiscal 2025 and fiscal 2026.

As of July 31, 2026, the Company had working capital of approximately $36.7 million, including cash and cash equivalents of approximately $15.8 million, compared to working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million, as of January 31, 2026. On March 17, 2026, the Company entered into a trade finance facility with The Hong Kong and Shanghai Bank Corporation Limited, Singapore Branch (“HSBC Singapore”) for the issuance, from time to time, of letters of credit or bank guarantees. The Company has entered into this facility to provide flexibility for the pursuit of potential future projects and to allow the Company to respond efficiently and economically as these potential projects may arise. As of September 9, 2026, there has been no activity associated with this trade facility.

We have recently experienced delays in payments from certain customers, reportedly due to disruptions in their operations and cash flow brought about by the war in Iran.  As of July 31, 2026, accounts receivable related to the delayed payments amounted to approximately $12.6 million, of which $1.9 million has been subsequently collected.  The majority of the remaining balance is due from a subsidiary of a major foreign oil company.  We have received periodic installments on this balance and are confident the remaining amounts will be fully collected.  However, this has resulted in a decline in our anticipated cash flows from operations for the six months ended July 31, 2026.

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

The following table sets forth selected historical information regarding cash flows from our Consolidated Statements of Cash Flows:

	For the Six Months Ended
	July 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(3,136)	$2,909
Net cash used in investing activities	(156)	(419)
Net cash provided by financing activities	—	—
Effect of changes in foreign exchange rates on cash and cash equivalents	—	6
Net (decrease) increase in cash and cash equivalents	$(3,292)	$2,496

As of July 31, 2026, we had working capital of approximately $36.7 million, including cash and cash equivalents of approximately $15.8 million, as compared to working capital of approximately $37.4 million, including cash and cash equivalents of approximately $19.1 million, at January 31, 2026.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $3.1 million in the first six months of fiscal 2027 as compared to cash provided by operating activities of approximately $2.9 million in the first six months of fiscal 2026. The decrease in net cash provided by operating activities was due mainly to the net loss for the six-month period ended July 31, 2026 and increases in accounts receivable during that same period.

Cash Flows from Investing Activities. Net cash used in investing activities during the first six months of fiscal 2027 relates primarily to the purchase of assets. These purchases primarily reflect capital expenditures to support our manufacturing and product development activities. We expect to fund future capital expenditures from cash on hand and cash generated from operations and do not have any capital expenditure requirements that would materially affect our liquidity or capital resources.

Cash Flows from Financing Activities. For the six months ended July 31, 2026 and July 31, 2025, there was no cash flow related to financing activities.

We have determined that the undistributed earnings of foreign subsidiaries are not deemed indefinitely reinvested outside of the United States as of July 31, 2026. Furthermore, we have concluded that any deferred taxes with respect to the undistributed foreign earnings would be immaterial.

As of July 31, 2026, we had deposits in foreign banks equal to approximately $4.4 million, all of which we believe could be distributed to the United States without adverse tax consequences. However, in certain cases, the transfer of these funds may result in withholding taxes payable to foreign taxing authorities. If withholding taxes should become payable, we believe the amount of tax withheld would be immaterial.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Information regarding our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 31, 2026. There have been no material changes to our critical accounting estimates during the three- and six-month periods ended July 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, and do not intend to enter, into derivative financial instruments for hedging or speculative purposes.

Foreign Currency Risk

We operate in several foreign locations, which gives rise to risk from changes in foreign currency exchange rates. To the extent possible, we attempt to denominate our transactions in foreign locations in U.S. dollars. For those cases in which transactions are not denominated in U.S. dollars, we are exposed to risk from changes in exchange rates to the extent that non-U.S. dollar revenues exceed non-U.S. dollar expenses related to those transactions. Our non-U.S. dollar transactions are denominated primarily in British pounds, Singapore dollars and European Union euros. As a result of these transactions, we generally hold cash balances that are denominated in these foreign currencies. As of July 31, 2026, our consolidated cash and cash equivalents included foreign currency denominated amounts equivalent to approximately $614,000 in U.S. dollars. A 10% increase in the U.S. dollar as compared to each of these currencies would result in a loss of approximately $61,000 in the U.S. dollar value of these deposits, while a 10% decrease would result in an equal amount of gain. We do not currently hold or issue foreign exchange contracts or other derivative instruments to hedge these exposures.

Interest Rate Risk

As of July 31, 2026, we had no interest bearing debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of July 31, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

During the six months ended July 31, 2026, no director or officer entered into, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

MIND TECHNOLOGY, INC.

Date: September 9, 2026	/s/ Robert P. Capps
Robert P. Capps
President and Chief Executive Officer

(Duly Authorized Officer)